Form 10QSB
period 2000-06-30
HEALTHBRIDGE INC
filed 2000-08-14
CIK 1112064

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

                  For the quarterly period ended June 30, 2000


( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________to_____________


                        Commission file number 000-28311


                               HEALTHBRIDGE, INC.
             (Exact Name of Registrant as specified in its charter)

              Texas                                        061538201
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

             1818-1177 West Hastings Street, Vancouver, B.C. V6E 2K3
                    (Address of principal executive offices)

                                  604-602-1717
                           (Issuer's telephone number)


                 Check whether the issuer (1) filed all reports
               required to be filed by Section 13 or 15(d) of the
               Exchange Act during the past 12 months (or for such
             shorter period that the registrant was required to file
                             such reports), and (2)
   has been subject to such filing requirements for the past 90 days. Yes X No

        Number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000: 12,577,285
                         (including 280,000 shares due
                          to be issued by the company
                   pursuant to a private placement offering).

                               HEALTHBRIDGE, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEET AS OF JUNE 30, 2000 ..........................................    1
STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000..............    2
STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000..............    3-4
NOTES TO INTERIM FINANCIAL STATEMENTS.......................................    5-6

ALL SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS..................................... 7

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS........................................................ 8
ITEM 2 - CHANGES IN SECURITIES.................................................... 8
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.......................................... 8
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................... 8
ITEM 5 - OTHER INFORMATION........................................................ 8
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................... 8
         SIGNATURES............................................................... 9

PART I

ITEM 1.  FINANCIAL STATEMENTS.

                               HEALTHBRIDGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                      (Unaudited)
ASSETS                                                                    2000                1999
                                                                      -----------         -----------
Current Assets
   Cash                                                               $     1,375         $     4,508
   Inventory                                                               40,395              40,395
                                                                      -----------         -----------
Total Current Assets                                                       41,770              44,903

Fixed Assets, Net (Note 2)                                                  3,304               5,782
                                                                      -----------         -----------

Total  Assets                                                         $    45,074         $    50,685
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                   $   525,405         $   351,474
   Notes Payable, Other (Note 3)                                                0              70,000
   Accrued Interest (Note 3)                                                    0               6,761
                                                                      -----------         -----------
Total Current Liabilities                                                 525,405             428,235

Commitments and Contingencies

Stockholders' Equity
   Preferred Stock:  $0.0001 Par Value, Authorized 25,000,000;
Issued and Outstanding, None                                                 None                None
   Common Stock:  $0.0001 Par Value, Authorized 50,000,000;
Issued and Outstanding, 12,577,285 and 11,777,285                           1,258               1,178
   Additional Paid In Capital                                           5,248,280           4,825,444
   Deficit Accumulated During the Development Stage                    (5,729,869)         (5,204,172)
                                                                      -----------         -----------
Total Stockholders' Equity (A Deficit)                                   (480,331)           (377,550)
                                                                      -----------         -----------

Total Liabilities and Stockholders' Equity                            $    45,074         $    50,685
                                                                      ===========         ===========

                               HEALTHBRIDGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND FOR
         THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO JUNE 30, 2000

                                                                                                                   From Inception
                                                                                                                   (February 17,
                                         Three Months Ended  Three Months Ended Six Months Ended Six Months Ended     1993) to
                                           June 30, 2000      June 30, 1999      June 30, 2000    June 30, 1999     June 30, 2000
                                         ------------------  ------------------ ---------------- ----------------  --------------
Revenues                                    $          0      $          0      $          0      $          0      $          0

Expenses
   General and Administrative                    234,746           242,804           520,742           325,168         1,515,447

Operating Loss                                  (234,746)         (242,804)         (520,742)         (325,168)       (1,515,447)

Other Income (Expense)
   Write Off Patents                                  --                --                --        (2,100,007)       (2,100,007)
   Interest Expense                                   --                --            (4,955)                0           (11,716)
   Interest Income                                    --                --                 0                 0             7,897
                                                                                ------------      ------------       -----------
Total Other Income (Expense)                          --                --            (4,955)       (2,100,007)       (2,103,826)
                                                                                ------------      ------------       -----------
Net Loss Before Cumulative Effect of
Accounting Change                               (234,746)        $(242,804)         (525,697)       (2,425,175)       (3,619,273)

Cumulative Effect of Accounting Change                --                --                --          (102,500)         (102,500)
                                                                                                  ------------       -----------
Net Loss Available to Common Stockholders
                                            $   (234,746)     $   (242,804)     $   (525,697)     $ (2,527,675)     $ (3,721,773)
                                            ============      ============      ============      ============      ============

Basic Loss Per Share:
Loss Before Cumulative Effect of
Accounting Change                           $      (0.02)     $      (0.03)     $      (0.04)     $      (0.23)     $      (0.30)
Cumulative Effective of Accounting Change             --                --                --              (.01)             (.01)
                                            ------------      ------------      ------------      ------------       -----------
Net Loss                                    $      (0.02)     $      (0.03)     $      (0.04)     $      (0.24)     $      (0.31)
                                            ============      ============      ============      ============      ============
Basic Weighted Average Number of
Common Shares Outstanding                     12,167,285         9,526,685        11,972,285        10,727,361        11,972,285
                                            ============      ============      ============      ============      ============


                               HEALTHBRIDGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND FOR THE
           PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO JUNE 30, 2000


                                                                                               From Inception
                                                         Six Months Ended  Six Months Ended  (February 17, 1993) to
                                                           June 30, 2000     June 30, 1999      June 30, 2000
                                                         ----------------  ----------------   ---------------------
Cash Flows From Operating Activities
   Net Loss                                                $  (525,697)      $(2,527,675)      $(3,721,773)
   Adjustments to Reconcile Net Loss to Net Cash Used
In Operating Activities
      Accrued Interest Converted to Paid In Capital              4,955                 0            11,716
      Common Stock Issued For Services Rendered                 21,200                 0            21,200
      Depreciation and Amortization                              2,478             2,478             7,474
      Write Off of Patents                                           0         2,100,007         2,100,007
      Write Off of Organizational Costs                              0           102,500           102,500
   Changes in Assets and Liabilities
      Increase (Decrease) in Accounts Payable                  173,931            69,935           292,190
                                                           -----------       -----------       -----------
   Total Adjustments                                           202,564         2,274,920         2,535,087
                                                           -----------       -----------       -----------
Net Cash Used In Operating Activities                         (323,133)         (252,755)       (1,186,686)

Cash Flows From Investing Activities                                --                --                --

Cash Flows From Financing Activities
   Cash Received for Common Shares in Connection with
the WattMonitor, Inc. Acquisition                                    0           798,061           798,061
   Proceeds From the Sale of Common Stock                      140,000                 0           140,000
   Borrowings Under Notes Payable                              180,000                 0           250,000
                                                           -----------       -----------       -----------
Net Cash Provided By Financing Activities                      320,000           798,061         1,188,061
                                                           -----------       -----------       -----------

Increase (Decrease) in Cash and Cash Equivalents                (3,133)          545,306             1,375

Cash and Cash Equivalents, Beginning of Period                   4,508                 0                 0
                                                           -----------       -----------       -----------
Cash and Cash Equivalents, End of Period                   $     1,375       $   545,306       $     1,375
                                                           ===========       ===========       ===========


                                                                                               From Inception
                                                         Six Months Ended  Six Months Ended  (February 17, 1993) to
                                                           June 30, 2000     June 30, 1999      June 30, 2000
                                                         ----------------  ----------------   ---------------------
Supplemental Information:
Cash paid for:
Interest                                                      $      0       $         0       $         0
                                                              ========       ===========       ===========
Income taxes                                                  $      0       $         0       $         0
                                                              ========       ===========       ===========

Supplemental Noncash Investing and Financing Activities:

                               HEALTHBRIDGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND FOR THE
           PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO JUNE 30, 2000

   Common Stock Issued For Services Rendered                  $ 21,200              --        $   34,200
                                                              ========                        ==========
   Accrued Interest Converted to Paid In Capital              $  4,955              --        $   11,716
                                                              ========                        ==========
   Conversion of Debt to Equity                               $250,000      $1,000,000        $1,250,000
                                                              ========      ==========        ==========
   Issuance of Common Stock in Completion of Asset
Purchase Agreement Dated January 27, 1999                           --      $1,020,465        $1,020,465
                                                                            ==========        ==========
   Common Stock Issued as Dividends-in-kind                         --      $2,008,096        $2,008,096
                                                                            ==========        ==========
   Accounts Payable Assumed in Completion of Asset
Purchase Agreement Dated January 27, 1999                           --      $  233,215        $  233,215
                                                                            ==========        ==========


                               HEALTHBRIDGE, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2000

Note 1. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000, and the statement of cash flows for the six months ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-SB.

Note 2. Fixed Assets

Fixed assets consist of office equipment. The balance at June 30, 2000 consists of:

Cost                                     $  24,786
Accumulated Depreciation                    21,482
                                         ---------
Net Book Value                           $   3,304
                                         =========

Depreciation expense charged to operations during the six months ended June 30, 2000 was $2,478.

Note 3. Notes Payable, Other

Healthbridge, Inc. (Healthbridge) was advanced an additional $180,000, at 9% per annum, for the six months ended June 30, 2000, from Valor Invest, Ltd., for a total of $250,000. Included in operations is $11,716 of accrued interest that was converted to paid in capital during the six months ended June 30, 2000. On April 1, 2000, total advances of $250,000 were converted into 500,000 shares of common stock, plus a warrant to purchase 500,000 shares of common stock at an exercise price of $0.50 per share.

Note 4. Common Stock

Common stock issued during the six months ended June 30 ,2000 was as follows:

Common stock for services (1)                       20,000     $   21,200
Conversion of debt to equity (2)                   500,000     $  250,000
Issued for cash under Private Placement (3)        280,000     $  140,000

(1) The common stock issued for services was valued at the fair market value of the common stock at the date of issuance.

                               HEALTHBRIDGE, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2000


(2) See Note 3.

(3) Healthbridge is attempting to raise $500,000 by offering 1,000,000 units at a price of $.50 per share under a private placement agreement dated April 5, 2000. Each unit consists of one share of common stock and one common stock purchase warrant. During the six months ended June 30, 2000, Healthbridge raised $140,000 and 280,000 units are due to be issued to subscribers.

Note 5. Warrants

Total warrants outstanding as of June 30, 2000, was 840,000.

Note 6. Commitments

In August 2000, Healthbridge entered into an agreement in principle with Valor Invest, Ltd. to obtain up to $500,000 in working capital funds, interest at 7.5 percent per annum, due and payable in full on September 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Healthbridge, Inc. (Healthbridge) undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by Healthbridge which attempt to advise interested parties of the factors which affect the Healthbridge's business, in this report, as well as the Healthbridge's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

We have developed, and intend to enhance and market the Redloc II Waste
Disposal System. The Redloc II Waste Disposal System allows waste handlers to collect and dispose of regulated medical waste, with minimal risk of exposure to the waste handlers and others. The Redloc II system consists of two vessel halves resembling half-globes that are moveable with respect to one another such that the upper vessel may be lowered onto the lower vessel. The upper vessel seats itself directly onto a rubber O-ring attached to the lower vessel. The O-ring allows the two vessels to form a seal, resulting in a globe-shaped chamber that can be pressurized. The Redloc II system operates by placing a bag containing medical waste into a special receptacle and then closing the two vessel halves around the receptacle. Once closed, the Redloc II system's operator sterilizes the plastic bag and medical waste using microwaves and a small amount of water to heat and pressurize the chamber. The automated system is controlled by a computer which monitors the process to achieve sterilization. Through the Redloc II system, the plastic bag and medical waste are sterilized and reduced to safe end-products that are ready for shredding, transport or other disposal as normal waste. The process produces no by-products that require subsequent treatment prior to disposal. To date, we have not relied on revenues for funding. For the next twelve months, we expect to generate minimal, if any, revenues due to the early stage of our operations. As such, we have incurred ongoing operating losses due to costs related to business development, legal fees, salaries, consulting fees, and other costs associated with established the corporate infrastructure necessary to develop the Redloc II system.

We own two patents relating to the Redloc II system, which are essential to the current design. A further patent was granted on July 20, 2000 for all of Australia. During the next twelve months, we plan to continue to develop and enhance our Redloc II system. Our development activities are directed at increasing the amount of medical waste that is processed over time by modifying the Redloc II system's design to increase its efficiency. We anticipate any design changes will cost approximately $30,000 and take three months to complete.

We intend to raise capital through our private placement offering. As of August 4, 2000, we have raised $195,000 under the offering. There is, however, no assurance that we will raise additional funds in the offering. Additionally, we have entered into an agreement in principle with Valorinvest Ltd. of Zurich, Switzerland to provide financing to Healthbridge of up to $500,000 for working capital purposes. Our monthly operating costs approximate $15,000. We intend to use the remaining funds to periodically pay down our past due obligations, and to market and develop our product. We anticipate that funds raised in the offering and pursuant to our agreement in principle with Valorinvest will provide us with sufficient capital to continue our operations for at least the next twelve months.

We do not expect any significant purchases or sales of plant and equipment. We also do not expect to hire any new employees, but to engage consultants to market and develop our products.

PART II

ITEM 1. LEGAL PROCEEDINGS.

       On April 11, 2000 we received a letter, dated April 7, 2000, from an attorney representing the co-inventors of our patents. That letter demands a payment of $162,600 on behalf of one of the co-inventors. The claim is allegedly based upon an agreement between the co-inventors and United Systems, Inc., one of the Roatan Companies and the company from which we acquired the rights to the Microwave Patents. The letter threatens to initiate legal action to terminate our rights to the Microwave Patents if payment is not made. It is our position that any claim which the co-inventor may have to a payment in the amount of $162,600, would be against United States, Inc., and that we did not at any time assume an obligation to make that payment. We intend to contest any claim for this payment which may be brought against us. To date no re-examination of our patents' artwork or method of use of has been filed with the U.S. Patent and Trademark Office.

ITEM 2. CHANGES IN SECURITIES.

Securities issued for the six months ended June 30, 2000 were as follows:

1. 20,000 shares of common stock issued for services at $1.06 per share, or $21,200.

2. 500,000 shares of common stock issued at $0.50 per share for conversion of $250,000 of debt.

3. 280,000 shares of common stock due to be issued for cash at $0.50 per share, or $140,000, under private placement offering .

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

27 Financial Data Schedule.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Healthbridge, Inc.


                                          By: /s/  Nora Cocarro
                                             -----------------------------------
                                             Nora Cocarro
                                             President


                                          Dated:  August 14, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.