Form 10-Q
period 2000-09-30
HEALTHBRIDGE INC
filed 2000-11-14
CIK 1112064

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 10, 2000: 12,687,285 (INCLUDING 390,000 SHARES DUE TO BE ISSUED BY THE COMPANY PURSUANT TO A PRIVATE PLACEMENT OFFERING).

                              HEALTHBRIDGE, INC.
                FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEET AS OF SEPTEMBER 30, 2000 .............................................................    3
STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                 SEPTEMBER 30, 2000 AND 1999........................................................    4
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.........................  5-6
NOTES TO INTERIM FINANCIAL STATEMENTS...............................................................    7

ALL SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED
INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS .........................................................  8-9

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS............................................................................   9
ITEM 2 - CHANGES IN SECURITIES........................................................................   9
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..............................................................   9
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................ 9
ITEM 5 - OTHER INFORMATION............................................................................   9
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................  9

                 SIGNATURES............................................................................  10

PART I

ITEM 1.  FINANCIAL STATEMENTS.

                               HEALTHBRIDGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                        (Unaudited)
ASSETS                                                                                      2000                 1999
------                                                                                      ----                 ----
Current Assets
   Cash                                                                              $      4,454          $      4,508
   Inventory                                                                               40,395                40,395
                                                                                           ------              --------
Total Current Assets                                                                       44,849                44,903

Fixed Assets, Net (Note 2)                                                                  2,065                 5,782
                                                                                           ------               -------

Total  Assets                                                                        $     46,914          $     50,685
                                                                                           ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                  $    528,606          $    351,474
   Notes Payable, Other (Note 3)                                                           50,000                70,000
   Accrued Interest                                                                             0                 6,761
                                                                                          -------               -------
Total Current Liabilities                                                                 578,606               428,235

Commitments and Contingencies

Stockholders' Equity
   Preferred Stock:  $0.0001 Par Value, Authorized 25,000,000;
Issued and Outstanding, None                                                                 None                  None
   Common Stock:  $0.0001 Par Value, Authorized 50,000,000;
Issued and Outstanding, 12,687,285 and 11,777,285                                           1,269                 1,178
   Additional Paid In Capital                                                           5,309,269             4,825,444
   Deficit Accumulated During the Development Stage                                   (5,842,230)           (5,204,172)
                                                                                      ----------             ---------
Total Stockholders' Equity (A Deficit)                                                  (531,692)             (377,550)
                                                                                        ---------             ---------

Total Liabilities and Stockholders' Equity                                           $     46,914          $     50,685
                                                                                           ======                ======

  The accompanying notes are an integral part of these financial statements.

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO SEPTEMBER 30, 2000


                                                           Three Months Ended  Three Months Ended   Nine Months Ended
                                                              Sept 30, 2000       Sept 30, 1999       Sept 30, 2000
                                                              -------------       -------------       -------------

Revenues                                                        $         0        $          0          $         0

Expenses
   General and Administrative                                       112,362             225,753              633,103
                                                                    -------             -------              -------

Operating Loss                                                    (112,362)           (225,753)            (633,103)

Other Income (Expense)
   Interest Expense                                              -                   -                       (4,955)
   Interest Income                                               -                   -                             0
                                                                                                              ------
Total Other Income (Expense)                                     -                   -                       (4,955)
                                                                                                              ------

Net Loss Before Cumulative Effect of Accounting Change            (112,362)           (225,753)            (638,058)

Cumulative Effect of Accounting Change                           -                   -                      -


Net Loss Available to Common Stockholders                       $ (112,362)        $  (225,753)          $ (638,058)
                                                                  =========            =======            ==========

Basic Loss Per Share:
Loss Before Cumulative Effect of Accounting Change              $    (0.00)        $     (0.02)          $    (0.05)
                                                                     ======              ======              ======
Cumulative Effective of Accounting Change                        -                   -                     -

Net Loss                                                        $    (0.00)        $     (0.02)          $    (0.05)
                                                                     ======              ======               =====
Basic Weighted Average Number of
Common Shares Outstanding                                        12,650,618          11,777,285           12,198,396
                                                                 ==========          ==========           ==========

                                                                               From Inception
                                                        Nine Months Ended     (February 17,
                                                          Sept 30, 1999         1993) to
                                                          -------------       Sept 30, 2000
                                                                              -------------
Revenues                                                     $           0       $           0

Expenses
   General and Administrative                                   2,650,928            3,727,816
                                                                ----------           ---------

Operating Loss                                                 (2,650,928)         (3,727,816)

Other Income (Expense)
   Interest Expense                                                      0            (11,716)
   Interest Income                                                       0               7,897
                                                                   -------         -----------
Total Other Income (Expense)                                             0             (3,819)
                                                                   -------             ------

Net Loss Before Cumulative Effect of Accounting Change         (2,650,928)         (3,731,635)

Cumulative Effect of Accounting Change                           (102,500)           (102,500)
                                                                 ---------           --------

Net Loss Available to Common Stockholders                    $ (2,753,428)       $ (3,834,135)
                                                               ===========          ==========

Basic Loss Per Share:
--------------------
Loss Before Cumulative Effect of Accounting Change             $    (0.37)         $    (0.30)

Cumulative Effective of Accounting Change                            (.01)               (.01)
                                                                     -----               ----
Net Loss                                                       $    (0.38)         $    (0.31)
                                                                    ======              =====
Basic Weighted Average Number of
Common Shares Outstanding                                        7,224,137          12,198,396
                                                                 =========          ==========

  The accompanying notes are an integral part of these financial statements.

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, AND FOR
     THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO SEPTEMBER 30, 2000


                                                                             Nine Months Ended       Nine Months Ended
                                                                               Sept 30, 2000           Sept 30, 1999
                                                                               -------------           -------------
Cash Flows From Operating Activities
   Net Loss                                                                    $   (638,058)          $ (2,753,428)
   Adjustments to Reconcile Net Loss to Net Cash Used In Operating
Activities
      Accrued Interest Converted to Paid In Capital                                    4,955                      0
      Common Stock Issued For Services Rendered                                       21,200                      0
     Compensation Cost-Stock Options                                                   6,000                      0
      Depreciation and Amortization                                                    3,717                  3,717
      Write Off of Patents                                                                 0              2,100,007
      Write Off of Organizational Costs                                                    0                102,500
   Changes in Assets and Liabilities
      Increase (Decrease) in Accounts Payable                                        177,132              (172,813)
                                                                                    --------              --------
   Total Adjustments                                                                 213,004             2,033,411
                                                                                     -------             ---------
Net Cash Used In Operating Activities                                               (425,054)             (720,017)

Cash Flows From Investing Activities                                                -                      -

Cash Flows From Financing Activities
   Cash Received for Common Shares in Connection with the WattMonitor,
Inc. Acquisition                                                                           0                798,061
   Proceeds From the Sale of Common Stock                                            195,000                      0
   Borrowings Under Notes Payable                                                    230,000                      0
                                                                                     -------                -------
Net Cash Provided By Financing Activities                                            425,000                798,061
                                                                                     -------                -------

Increase (Decrease) in Cash and Cash Equivalents                                         (54)                78,044
Cash and Cash Equivalents, Beginning of Period                                         4,508                      0
                                                                                       -----                -------
Cash and Cash Equivalents, End of Period                                       $       4,454          $      78,044
                                                                                      ======                 ======


                                                                                 From Inception
                                                                             (February 17, 1993) to
                                                                                  Sept 30, 2000
                                                                                  -------------
Cash Flows From Operating Activities
   Net Loss                                                                      $ (3,834,134)
   Adjustments to Reconcile Net Loss to Net Cash Used In Operating
Activities
      Accrued Interest Converted to Paid In Capital                                     11,716
      Common Stock Issued For Services Rendered                                         21,200
     Compensation Cost-Stock Options                                                     6,000
      Depreciation and Amortization                                                      8,713
      Write Off of Patents                                                           2,100,007
      Write Off of Organizational Costs                                                102,500
   Changes in Assets and Liabilities
      Increase (Decrease) in Accounts Payable                                          295,391
                                                                                       -------
   Total Adjustments                                                                 2,545,527
                                                                                     ---------
Net Cash Used In Operating Activities                                               (1,288,607)

Cash Flows From Investing Activities                                                  -

Cash Flows From Financing Activities
   Cash Received for Common Shares in Connection with the WattMonitor,
Inc. Acquisition                                                                       798,061
   Proceeds From the Sale of Common Stock                                              195,000
   Borrowings Under Notes Payable                                                      300,000
                                                                                       -------
Net Cash Provided By Financing Activities                                            1,293,061
                                                                                     ---------

Increase (Decrease) in Cash and Cash Equivalents                                         4,454
Cash and Cash Equivalents, Beginning of Period                                               0
                                                                                      --------
Cash and Cash Equivalents, End of Period                                         $       4,454
                                                                                        ======

                                                                                                   From Inception
                                                  Nine Months Ended    Nine Months Ended       (February 17, 1993) to
                                                    Sept 30, 2000        Sept 30, 1999              Sept 30, 2000
                                                    -------------        -------------              -------------
Supplemental Information:
------------------------
Cash paid for:
   Interest                                       $              0      $            0              $        0
                                                        ==========         ===========              ==========
   Income taxes                                   $              0      $            0              $        0
                                                        ==========         ===========              ==========

Supplemental Noncash Investing and Financing
Activities:
   Compensatory Cost - Stock Options                                      $      6,000           -           $           6,000
                                                                                =======                                  =====
   Common Stock Issued For Services Rendered                                  -                  -         $            34,200
                                                                                                                        ======
   Accrued Interest Converted to Paid In Capital                              -                  -         $            11,716
                                                                                                                        ======
   Conversion of Debt to Equity                                               -          $    1,000,000    $         1,250,000
                                                                                              =========              =========
   Issuance of Common Stock in Completion of Asset Purchase
Agreement Dated January 27, 1999                                              -          $    1,020,465    $         1,020,465
                                                                                              =========              =========
   Common Stock Issued as Dividends-in-kind                                   -          $    2,008,096    $         2,008,096
                                                                                              =========              =========
   Accounts Payable Assumed in Completion of Asset Purchase
Agreement Dated January 27, 1999                                              -          $      233,215    $          233,215
                                                                                                =======               =======

  The accompanying notes are an integral part of these financial statements.

                              HEALTHBRIDGE, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

Note 1.  Statement of Information Furnished
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000, and the statement of cash flows for the six months ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

Note 2.  Fixed Assets

Fixed assets consist of office equipment. The balance at September 30, 2000 consists of:

Cost                                      $     24,786
Accumulated Depreciation                        22,721
                                                ------
Net Book Value                            $      2,065
                                               =======

Depreciation expense charged to operations during the nine months ended September 30, 2000 was $3,717.

Note 3.  Notes Payable, Other
During August 2000, Healthbridge entered into a loan agreement with Valor Invest, Ltd. to obtain up to $500,000 in working capital funds, interest bearing at 7.5 percent per annum, due and payable in full on September 1, 2001. Total advances as of September 30, 2000, were $50,000.

Note 4.  Common Stock
Healthbridge is attempting to raise $500,000 by offering 1,000,000 units at a price of $.50 per share under a private placement agreement dated April 5, 2000. Each unit consists of one share of common stock and one common stock purchase warrant. During the nine months ended September 30, 2000, Healthbridge raised $195,000 and issued 390,000 units.

Note 5.  Warrants
Total warrants outstanding as of September 30, 2000, are 890,000.

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

Our only developmental activities to date have been to observe the beta-test system at the Presbyterian Hospital in Dallas, Texas, and to plan design modifications that might increase throughput. On June 26, 2000, the Presbyterian Hospital shut down the beta-test system's operations due to our inability to make timely shortfall reimbursements and due to the aging nature of the equipment at the hospital. Currently, we have not entered into any additional beta-testing agreements at other facilities.

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

We do not presently generate profits and we expend approximately $15,000 per month. We have prior obligations of approximately $500,000 outstanding (including consulting fees of $25,000 owed to our director, Wilhelm Liesner). We intend to raise capital through our private placement offering. As of November 10, 2000, we have raised $250,000 under the offering. There is, however, no assurance that we will raise additional funds in the offering. Additionally, we have entered into an agreement in principle with ValorInvest Ltd. of Zurich, Switzerland to provide financing to Healthbridge of up to $500,000 for working capital purposes. We intend to use the remaining funds to periodically pay down our past due obligations, and to market and develop our product. We anticipate that funds raised in the offering and pursuant to our agreement in principle with ValorInvest will provide us with sufficient capital to continue our operations for at least the next twelve months. If we are unable to develop our Redloc II system, we will need market our current design, change our business direction or cease operations.

We do not expect any significant purchases or sales of plant and equipment. We also do not expect to hire any new employees, but to engage consultants to market and develop our products.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

On April 11, 2000 we received a letter, dated April 7, 2000, from an attorney representing the co-inventors of our patents. That letter demands a payment of $162,600 on behalf of one of the co-inventors. The claim is allegedly based upon an agreement between the co-inventors and United Systems, Inc., one of the Roatan Companies and the company from which we acquired the rights to the Microwave Patents. The letter threatens to initiate legal action to terminate our rights to the Microwave Patents if payment is not made. It is our position that any claim which the co-inventor may have to a payment in the amount of $162,600, would be against United Systems, Inc., and that we did not at any time assume an obligation to make that payment. We intend to contest any claim for this payment which may be brought against us. To date no re-examination of our patents' artwork or method of use of has been filed with the U.S. Patent and Trademark Office.

ITEM 2.  CHANGES IN SECURITIES.

Securities issued for the nine months ended September 30, 2000 were as follows:

1. 20,000 shares of common stock issued for services at $1.06 per share, or $21,200.

2. 500,000 shares of common stock issued at $0.50 per share for conversion of $250,000 of debt.

3. 280,000 shares of common stock due to be issued for cash at $0.50 per share, or $140,000, under private placement offering.

4. 110,000 shares of common stock due to be issued for cash at $0.50 per share, or $55,000, under private placement offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
None.

ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
Exhibit 27.  Financial Data Schedule.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               Healthbridge, Inc. By: /s/ Nora Coccaro
                                                     -----------------

                                             Nora Coccaro President

                               Dated: November 10, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.