Form 10KSB
period 2000-12-31
HEALTHBRIDGE INC
filed 2001-04-02
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required)
               For the fiscal year ended: December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required)
               For the transition period from __________ to __________

                       Commission File Number 000-28731


                              HEALTHBRIDGE, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                TEXAS                                 06-1538201
            -------------                            -------------
    (State or other jurisdiction of              (IRS Employer ID No.)
     incorporation or organization)

                       1177 West Hastings Street, #1818
                      VANCOUVER, BRITISH COLUMBIA V6E 2K3
            ------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 602-1717
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock $0.0001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  YES  X    NO _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Issuer's revenues for its most recent fiscal year: $0. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of March 22, 2001: $3,162,841.50. As of March 22, 2001, there were 12,647,285 shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                  Articles of Incorporation and By-laws,
                      both as filed with the Company's Form 10-SB.


- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                                 FORM 10-KSB

                                    INDEX

PART I

Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . .   3
          Background of the Company . . . . . . . . . . . . . . . . . . . .   3
          Factors Which May Affect Future Results . . . . . . . . . . . . .   6
          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . .   9

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITIES STOCKHOLDERS  . . . . . . . . . . . . . . . . . . .   9


PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . .   9

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
          Plan of Operations  . . . . . . . . . . . . . . . . . . . . . . .  11

Item 7.   FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . .  12

Item 8.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . .  12


PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          REGISTRANT COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  . .  12

Item 10.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . .  13
          Non-Cash Compensation . . . . . . . . . . . . . . . . . . . . . .  13

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  .  14

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . .  14

Item 13.  REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . .  15
          Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
          Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Index of Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                    -  2 -
- -------------------------------------------------------------------------------

                                    PART I

                       Item 1. DESCRIPTION OF BUSINESS


BACKGROUND OF THE COMPANY

The Company was incorporated under the laws of the State of Texas on February 17, 1993 under the name of "GFB Alliance Services, Inc." On
July 24, 1997, we amended our Articles of Incorporation to, among other things, change our name to "World Staffing II, Inc." On November 3, 1998, we further amended our Articles of Incorporation to change our name to "WattMonitor, Inc." Upon approval of the Company's shareholders, the Company amended its Articles of Incorporation again on May 13, 1999 to, among other things, change our name to Healthbridge, Inc. (the "Company," "Our"," "We" or "Us").

The Company was originally organized for the purpose of providing specialized personnel placement and employee leasing services to businesses. However, we abandoned that project and remained essentially dormant until December 29, 1998, when we entered into a letter of intent to acquire all of the issued and outstanding stock of Healthbridge, Inc., a Delaware corporation ("Healthbridge Delaware"). Healthbridge Delaware was a newly formed entity that had acquired the right to purchase the assets and certain liabilities of Roatan Medical Technologies, Inc., Wintex Corporation, Roatan Medical Services, Inc. and United Services, Inc. (collectively, the "Roatan Companies"). The Roatan Companies developed and operated a proprietary medical waste treatment system called the Redloc II Waste Disposal System, as more fully described below ("Redloc II"). The Roatan Companies also acquired the rights to the microwave waste sterilization patent on which the Redloc II system is based is described below.

Healthbridge Delaware acquired the assets and certain liabilities of the Roatan Companies on January 27, 1999. Shortly thereafter, we entered into a merger agreement with Healthbridge Delaware whereby we merged with Healthbridge Delaware and we were the surviving corporation. Under the merger agreement, each of the issued and outstanding shares of Healthbridge Delaware common stock was converted into the right to receive one share of our common stock. The merger was completed May 13, 1999 after it was approved by the shareholders of both companies.

On July 2000, the Presbyterian Hospital shutdown the Beta-Site due to cost overruns. Effective December 31, 2000 the Company discontinued its test operations and closed its offices in Dallas, Texas.

CURRENT STATUS OF THE COMPANY

With the cessation of the Beta-Site and the Company's offices in Dallas, Texas, the Company has no current business and there can be no assurance that the Company will establish or develop its Redloc II System in the near future.

Our primary activity will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and we do not intend to limit potential acquisition candidates to any particular field or industry, but we does retain the right to limit acquisition or merger candidates, if we so choose, to a particular field or industry. Our plans are in the conceptual stage only.

We will not restrict our search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

We intend to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

                                    -  3 -
- -------------------------------------------------------------------------------

EVALUATION OF OPPORTUNITIES

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

                                    -  4 -
- -------------------------------------------------------------------------------

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life.
It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.
(See "Factors That May affect Future Results").

                                    -  5 -
- -------------------------------------------------------------------------------

We will not have sufficient funds (unless we are able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, we will, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business, the Company will not likely be reimbursed for all of the costs incurred.

EMPLOYEES

We have no full-time employees. All of the services of the Company's sole officer are provided on a part-time basis.


ITEM 1A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

1. DISCONTINUED OPERATIONS; RISK OF LOSS. On December 31, 2000, the Company discontinued its operations and closed its offices in Dallas, Texas. The Company will be seeking to acquire new businesses. However the form, nature, or type of business can not be identified at this time and there can be no assurance that the Company will be successful in acquiring any other business or, if it does acquire any such business, that it can be acquired on terms deemed reasonable in light of the Company's current circumstances Investors should be aware that they may lose all or substantially all of their investment.

2. GOING CONCERN OPINION. Our independent public accountant, Clancy and Co., P.L.L.C., issued an unqualified going concern opinion on the Company's financial statements for the year ended December 31, 2000 with respect to uncertainties concerning our ability to continue as a going concern.

3. UNCERTAINTY & LACK OF INDEPENDENT EVALUATION OF PATENT RIGHTS. The Company has not retained and does not expect to retain any persons to conduct an independent evaluation of the two patents held by the Company: (1) U.S. Patent No. 5,28,310 "Microwave waste sterilizer and method of use," and (2) U.S. Patent No. 5,495,941 "Dual Compartment serilizable waste containment unit." There can be no assurance that the patent rights claimed by the Company can be effectively exploited or defended against competing claims that may be made by others. And, even if these patent rights are valid, there can be no assurance that the technology represented by the patents is not obsolete or, if it is not obsolete, that the patents hold any commercial value.

4. AUTHORITY OF THE BOARD OF DIRECTORS RE: ADDITIONAL SHARE ISSUANCES. Our Articles of Incorporation give the Company's Board of Directors the authority to issue up to 50,000,000 shares of our Common Stock and 25,000,000 shares of the Company's Preferred Stock. As of December 31, 2000, the Company had 13,236,285 shares of our Common Stock issued and outstanding while none of our Preferred Stock was issued and outstanding. As a result, the Board of Directors has the authority to issue an additional 36,763,715 shares of our Common Stock and all of our Preferred Stock without seeking any shareholder approval.

5. LACK OF REVENUES. We have no active business which is able to produce any revenues. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's Common Stock will likely incur further substantial dilution and loss in the value of their investment.

6. NO FULL-TIME EMPLOYEES. We have no full-time employees and the Company's sole officer does not devote her full time to the Company's proposed business
affairs.  Ms. Nora Coccaro receives a monthly salary of $2,675.   We have
only one part-time officer who is engaged in activities outside the operation of the Company.

                                    -  6 -
- -------------------------------------------------------------------------------

7. RELIANCE UPON OFFICERS; LIMITED TIME TO DEVOTE TO COMPANY BUSINESS. We are dependent upon the personal efforts and abilities of our sole officer and director, Nora Coccaro, who devotes only limited time to the affairs of the Company. This sole officer of the Company has business experiences in acquisition and merger activities, but no technical experience required for the Redloc II System. This expertise is however readily available in the labor market.

8. LIMITED FINANCIAL RESOURCES AND NEED FOR ADDITIONAL FINANCING. Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Preferred Stock, Debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

9. LIMITED TRADING MARKET FOR COMMON STOCK. The Company's Common Stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a liquid trading market will in fact develop. Even if a market does develop, it may not be sustained.

10. LIMITED FACILITIES AND LOCATION. The Company presently maintains initial principal offices at the offices of its President. The Company pays approximately $2,000 monthly for rent and it pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

11. LACK OF REVENUES AND DEVELOPMENT STAGE COMPANY. The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

12. LACK OF DIVIDENDS. The company has not paid dividends and does not contemplate paying dividends in the foreseeable future.

13. COMPETITION. The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

14. REGULATION & TAXES. The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

                                    -  7 -
- -------------------------------------------------------------------------------

15. POSSIBLE RULE 144 STOCK SALES. A large number of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

16. RISKS OF LOW PRICED STOCKS. Limited and sporadic trading for our Common Stock currently exists in the over-the-counter market in the so-called "pink sheets," or the NASD's "Electronic Bulletin Board." Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

                                    -  8 -
- -------------------------------------------------------------------------------

Our securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

We may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, our business plan is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition. In the event of any proposed acquisition or combination, shareholders will be asked to vote, at a meeting of shareholders, which will be called and held at that time.


                       ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains a non-exclusive executive office at 1177 West Hastings Street, Suite 1818, Vancouver, British Columbia V6E 2K3 under an informal month-to-month arrangement at a monthly rental of $2,000, including utilities. The Company also maintains a storage warehouse under a month to month rental arrangement at a cost of $300 per month.


                   ITEM 3.  DESCRIPTION OF LEGAL PROCEEDINGS

   The Company is not aware of any legal proceedings to which it is a party.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No meeting of our shareholders was held in 2000.



                                   PART II


      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

TRADING OF THE COMPANY'S COMMON STOCK

The Company's Common Stock is traded on the Over-The-Counter Electronic Bulletin Board ("OTCBB") under the trading symbol "HLBR." There is only a limited and sporadic trading market for the Company's Common Stock and there can be no assurance that any trading market will develop, or if it does develop, that it can be maintained. The table below shows the closing sales prices for the Company's Common Stock as reported by market-makers consulted by the Company.

Calendar Year ended December 31,
                                                        High           Low
    1999
First Quarter . . . . . . . . . . . . . . . . . .       $0.94         $0.56
Second Quarter  . . . . . . . . . . . . . . . . .       $1.12         $0.75
Third Quarter . . . . . . . . . . . . . . . . . .       $0.94         $0.56
Fourth Quarter  . . . . . . . . . . . . . . . . .       $0.94         $0.75

    2000
First Quarter . . . . . . . . . . . . . . . . . .       $0.94         $0.56
Second Quarter  . . . . . . . . . . . . . . . . .       $1.12         $0.75
Third Quarter . . . . . . . . . . . . . . . . . .       $2.12         $1.12
Fourth Quarter  . . . . . . . . . . . . . . . . .       $2.47         $0.75

All of the foregoing pricing information is based upon inter-dealer prices without retail mark-up, mark-down, or commissions and may not reflect actual retail transactions.

                                    -  9 -
- -------------------------------------------------------------------------------

The Company has not paid any cash dividends on our Common Stock and no change of this policy is currently under consideration by the Company's Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements, and condition, opportunities for reinvesting earnings, business conditions, and other factors. The number of shareholders of record of Common Stock on March 22, 2001 was 207.

RECENT SALES OF SECURITIES

During the two year period from January 1, 1999 through December 31, 2000, the Company issued the following securities without registering the securities under the Securities Act of 1933 (the "Act"):

1.) During 1999, the Company adjusted its shares down by 750 shares of common stock for rounding.

2.) In January 1999, the Company issued 410,000 shares of its Common Stock (par value $0.0001) to acquire the Net Book Value of Healthbridge, Inc. pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

3.) In January 1999, the Company issued 2,560,237 shares of its Common Stock (par value $0.0001) in exchange for the Company's receipt of $1,020,465 in cash pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

4.) In February 1999, the Company issued 450,000 shares of its Common Stock (par value $0.0001) at $2.00 per share pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

5.) In February 1999, the Company issued 1,004,048 shares of its Common Stock (par value $0.0001) as a dividend-in-kind (at $2.00 per share) pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

6.) In February 1999, the Company issued 4,850,000 shares of its Common Stock (par value $0.0001) in conversion of $1,000,000 of then outstanding debt. These transactions were effected pursuant to Section 4(2) of the Act.
      No underwriting or other commissions were paid in connection with the issuance of these shares.

7.) In February 1999, the Company issued 2,950,000 shares of its Common Stock (par value $0.0001) in exchange for the reverse acquisition of Watt Monitor, Inc. with a net book value of $798,061.This transaction was effected pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

                                    - 10 -
- -------------------------------------------------------------------------------

8.) In December 1999, the Company issued 3,000 shares of its Common Stock (par value $0.0001) as an adjustment for shares previously issued. This transaction was effected pursuant to Section 4(2) of the Act.
      No underwriting or other commissions were paid in connection with the issuance of these shares.

9.) During April through August 2000, the Company completed a private placement of its Common Stock (par value $0.0001) and issued 390,000 shares at $0.50 per share pursuant to Section 4(2) of the Act.
      No underwriting or other commissions were paid in connection with the issuance of these shares.

10.) On June 21, 2000, the Company issued 20,000 shares of the Company's Common Stock (par value $0.0001) to the Company's President, Ms. Nora Coccaro in consideration of the Company's receipt of services.
      All of the Shares were issued pursuant to Section 4(2) of the Act.
      No underwriting or other commissions were paid in connection with the issuance of these shares.

11.)  In April 2000, the Company issued 500,000 shares of its Common Stock
      (par value $0.0001) in converting certain notes payable. All of the shares were issued at $0.50 per share pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

12.) In December 2000, the Company issued 349,000 shares of its Common Stock (par value $0.0001) in payment various accounts payable pursuant to
      Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

13.) In November 2000, the Company issued 200,000 shares of its Common Stock (par value $0.0001) for services rendered pursuant to Section 4(2) of the Act. These Shares were valued at $0.25 per share. No underwriting or other commissions were paid in connection with the issuance of these shares.


      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION.

During the development stage of the Company's "Redloc II" Waste Disposal System the Company operated a Beta-Test Site at a Dallas, Texas Hospital. This site was suspended in June 2000 after a very successful 4-year test operation. During this time the Company was able to identify all shortcomings which need modification and enhancement of the systems efficiency prior to full-scale marketing. The Company's management is assessing the viability of making the required changes and enhancement to the Redloc II System under the current market conditions. The Company does not rule out not to proceed with further development until additional requirements of the EPA will make incineration prohibitively expensive and raise demand for alternative systems, such as the Company's Redloc II System. In the meantime, management will pursue other business opportunities which will be identified.

FINANCING

The shutdown of the Beta-Sitee has reduced the Company's need for operational capital to approximately $15,000 per month. The Company is confident that it can raise the necessary funding from advances by shareholders/management. In the meantime management is negotiating to reduce the significant shortfall of cash to service its debts, by settlements and through the issuance of common stock in payment for debt or services rendered.

RESULTS OF YEAR 2000 OPERATION

The Company's net loss for year 2000 was $816,545 of which $290,255 represents non-cash transactions such as the issuance of Company stock for services rendered ($71,200), compensation cost ($6,000), amortization ($5,782), write-off of Inventory ($40,395) and an increase in Account Payable and Accrued Interest ($166,878). The balance ($526,290) was paid for with cash raised through loans ($367,005) and the sale of common stock ($179,400). $20,115 was added to Cash on Hand.

                                    - 11 -
- -------------------------------------------------------------------------------

                         ITEM 7.  FINANCIAL STATEMENTS

                    See page F1 for Financial Statements.


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                               Not Applicable.



                                  PART III


    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of December 31, 2000, the following persons served as officers and directors of the Company:
Name of Person               Title Held                Date Elected to Position
- ------------------   -------------------------------   ------------------------
Nora Coccaro         President, Secretary, Treasurer             1999

Wilhelm H. Liesner   Director                                    1999

Antonio Ponte        Director                                    1999

Ms. Nora Coccaro, age 43, is the Company's sole officer and serves as the Company's President, Secretary, and Treasurer. She grew up in Montevideo, Uruguay, where she attended medical school at the University of Uruguay. She has been involved in the North and South American financial communities for the past 15 years. She was Venezuelan Operations Manager of Ourominas Minerals Inc. from 1995 until 1997. In 1996 and 1997, she was retained by Homestake Mining as a consultant in Central America to review mineral title administration procedures, land status and market research. In 1998, Ms. Coccaro was appointed Director of Americana Gold & Diamond Holdings, Inc. a NASDAQ Bulletin Board company and from 1998 until May 1999 she was Director and Executive Vice-President of Black Swan Gold Mines, a Toronto Senior company. Since September 1998 she also served as the Consul of Uruguay to Western Canada. Ms. Coccaro is also a director and corporate secretary of another unrelated public company, Net Master Consultants, Inc.(OTCBB-NMST) and is Chairman, President, Secretary, and Treasurer of Thor Venturers Corp (OTC-THVC).

Mr. Wilhelm H. Liesner, age 66, has been an investor, operator, and financier of real estate, manufacturing, and trading ventures in Europe and the United States for 25 years. Mr. Liesner made a significant personal investment in the technology that served as the basis for the Company's Redloc II System and helped fund efforts to develop a commercially viable application of the technology.

Mr. Antonio Ponte, age 45, founded RAIFINANZE AG-ZURICH in 1987 and has served as Chairman of the Board and Chief Executive Officer since that time.
Mr. Ponte has 25 years of investment and financial services experience in Switzerland, Germany, Italy, and the United States. His employment background includes the Neue Argauer Bank, the largest regional bank in Switzerland and UBS, Union Bank of Switzerland, where his fluency in five languages led to positions in business development and international banking. Mr. Ponte remained with Citibank Switzerland for almost 11 years as a manager in private banking, marketing, and the institutional banking division overseeing the credit risks of financial institutions, and as relationship manager for many Swiss banks. These positions provided significant banking contacts and relationships for RAIFINANZ in eight countries.

As per item 405 of SEC Regulation S-B it should be noted that during the fiscal year ended December 31, 2000, the Company has no record of the timely filing of Statements of Changes in Beneficial Ownership of Securities forms (Form 3 and Form 4) on one or more occasions by the following: Wilhelm Liesner, Antonio Ponte, MFC Merchant Bank, SA. and United Systems.

                                    - 12 -
- -------------------------------------------------------------------------------

                       ITEM 10.  EXECUTIVE COMPENSATION

The Company's Board of Directors has authorized the compensation of the Company's officer and directors with the following annual cash salaries:

                          SUMMARY COMPENSATION TABLE
                                 Annual Compensation           Long-Term Compensation
                              -------------------------   ---------------------------------
                                                                Awards        Payouts
                                                 Other    ---------------------------------
                                                Annual    Restricted   Securities             All
Name and                                        Compen-     Stock      Underlying    LTIP     Other
Name and                       Salary   Bonus   sation      Awards      Options/    Payouts   Compen-
Principal Position     Year      ($)     ($)      ($)         ($)        SARs(#)      ($)     sation($)
- ------------------     ----   -------   -----   -------   ----------   ----------   -------   ---------
Nora Coccaro           1998   $     0    $0       $0       $     0      $     0       $0         $0
President              1999   $ 5,350    $0       $0       $     0      $     0       $0         $0
Director,              2000   $32,100    $0       $0       $20,000*     $27,000*      $0         $0
Secretary,
and Treasurer(1)

Wilhelm H. Liesner,    1998   $     0    $0       $0       $     0      $     0       $0         $0
Director(2)            1999   $ 5,000    $0       $0       $     0      $     0       $0         $0
                       2000   $60,000    $0       $0       $     0      $     0       $0         $0

Antonio Ponte,         1998   $     0    $0       $0       $     0      $     0       $0         $0
Director               1999   $     0    $0       $0       $     0      $     0       $0         $0
                       2000   $     0    $0       $0       $     0      $     0       $0         $0

Footnotes:

* No other compensation was paid, accrued or received by any officer or directors for any of the years shown. The $20,000 amount shown under "Restricted Stock Awards" represents the Company's grant of 20,000 shares of the Company's Common Stock to Ms. Nora Coccaro for services rendered to the Company. In addition, the Company granted Ms. Coccaro a Common Stock Purchase Option to purchase 30,000 shares of the Company's Common Stock at $0.71 per share expiring March 30, 2001.

<F1>
(1) Ms. Coccaro receives $2,675 per month or $32,100 per year for her services to the Company. She began receiving payment for her services on November 1,1999 (then at the rate of $2,675 per month and thereby received $5,000 in cash compensation in 1999) and $32,100 during the calendar year ending December 31, 2000. In addition and as stated above, Ms. Nora Coccaro received an award of 20,000 shares of the Company's Common Stock in payment for services rendered to the Company and was granted a Common Stock Purchase Option to purchase 30,000 shares of the Company's Common Stock at $0.71 per share expiring March 30, 2001.
<F2>
(2) The Company entered into a consulting agreement with Wilhelm H. Liesner, Director, whereby the Company is to pay Mr. Liesner the sum of $60,000 per year in exchange for consulting services to the Company, ended February 2000.

With respect to cash salaries and non-cash compensation, the Company may change or increase salaries and non-cash compensation as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for the Company's sole and existing officer has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed has not been determined.

                                    - 13 -
- -------------------------------------------------------------------------------

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of March 22, 2001 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of Common Stock (par value $0.0001) and one class of preferred stock (par value $0.0001).

                                               Number of          Percentage
Name and Address                                shares             of class
- -------------------------------------          ---------          ----------
Ms. Nora Coccaro.                                 20,000            0.16%
1177 West Hastings Street, Suite 1818
Vancouver, British Columbia
Canada V6E 2K3

Wilhelm Liesner                                  615,576            4.87%(1)
Prinzregentenmstrasse 124
D-81677, Munich, Germany

Antonio Ponte                                     10,000            0.08%
1177 West Hastings Street, Suite 1818
Vancouver, British Columbia
Canada V6E 2K3

All Officers and
Directors as a Group (3 persons)                 645,576            5.10%

MFC Merchant Bank, SA                          3,598,226           28.45%
6, Cours de Rive
P.O. Box 3540
1211 Geneva 3, Switzerland

United Systems                                 2,077,800           16.43%
3627 Cole Avenue, Suite 330
Dallas, Texas 75204

__________________________
<F1>
(1)  Includes shares owned directly and beneficially by Mr. Liesner and affiliated entities.


           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the calendar year ending December 31, 1999, The Company's Board of Directors approved the payment of management fees of $5,350 to Ms. Coccaro, the Company's President.

In February 1999, the Company entered into a consulting agreement with Mr. Liesner wherein the Company agreed to pay him the sum of $5,000 per month in consulting fees in consideration of the Company's receipt of consulting services.

On March 16, 2000, the Company entered into a consulting agreement with Ms. Coccaro. The agreement has a one year term and requires that the Company pay her $2,675 per month and is renewable without notice and two months of additional pay if she is terminated without cause prior to the termination of the one year period.

On June 21, 2000, the Company's Board of Directors approved the issuance of 20,000 shares of the Company's Common Stock to Ms. Coccaro in consideration for the services she rendered to the Company. The Board also granted Ms. Coccaro a Common Stock Purchase Option for the purchase of 30,000 shares of the Company's Common Stock at an exercise price of $0.71 per share expiring March 30, 2001.

                                    - 14 -
- -------------------------------------------------------------------------------

                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
Exhibit No.   Exhibit Description
- -----------   -------------------
2.            Article of Incorporation (as filed with the Company's Form 10-SB and incorporated by reference herein)

2.1 By-laws (as filed with the Company's Form 10-SB and incorporated by reference herein)

24            Consent of Clancy & Co., P.L.L.C.

REPORTS

None.


                                    - 15 -
- -------------------------------------------------------------------------------

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.


                              HEALTHBRIDGE, INC.



                             By: /s/ Nora Coccaro
                                 ----------------
                       President, Secretary, & Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                   Date
- ----------------------     ------------------------------     --------

/s/ Nora Coccaro           President, Director, Secretary     03/30/01
- ----------------------               & Treasurer
Nora Coccaro

/s/ Wilhelm H. Liesner                Director                03/30/01
- ----------------------
Wilhelhm H. Liesner

/s/ Antonio Ponte                     Director                03/30/01
- ----------------------
Antonio Ponte


                                    - 16 -
- -------------------------------------------------------------------------------

                              INDEX TO EXHIBITS

Exhibit No.   Description of Exhibit
- -----------   ----------------------
2.            Article of Incorporation (as filed with the Company's Form 10-SB and incorporated by reference herein)

2.1 By-laws (as filed with the Company's Form 10-SB and incorporated by reference herein)

24            Consent of Clancy & Co., P.L.L.C.


                                    - 17 -
- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                               Vancouver, B.C.

                                AUDIT REPORT

                          DECEMBER 31, 2000 AND 1999

                                --------------

                               C O N T E N T S

Independent Auditors' Report December 31, 2000 and 1999 . . . . . . . .    F2

Balance Sheets at December 31, 2000 and 1999  . . . . . . . . . . . . .    F3

Statements of Operations For The Years Ended December 31, 2000 and 1999
For the Period From Inception (February 17, 1993) to December 31, 2000     F4

Statement of Stockholders' Equity (A Deficit)
For The Period From Inception (February 17, 1993) to December 31, 2000    F5-7

Statements of Cash Flows For The Years Ended December 31, 2000 and 1999,
and For the Period From Inception (February 17, 1993) to
December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .    F8

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . .   F9-20

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                                    - F1 -
- -------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Healthbridge, Inc.
Vancouver, B.C. V6E 2K3

We have audited the accompanying balance sheets of Healthbridge, Inc.
(a Texas Corporation) (A Development Stage Company) (the Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from inception (February 17 1993) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and cash flows for the periods indicated, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has been in the development stage since its inception on February 17, 1993, and incurred significant losses since inception. In addition, the Company discontinued its operations and disposed of the assets related thereto as discussed in Note 4. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 28, 2001


                                    - F2 -
- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

                                                    2000               1999
                                                 ----------         ----------
ASSETS
Current Assets
   Cash                                          $   24,623         $    4,508
   Inventory (Note 2, 3, 4)                               0             40,395
                                                 ----------         ----------
Total Current Assets                                 24,623             44,903

Fixed Assets, Net (Note 3, 5)                             0              5,782
                                                 ----------         ----------

Total  Assets                                    $   24,623         $   50,685
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable (Note 3)                     $  344,321         $  351,474
   Promissory Notes Payable (Note 7)                187,005             70,000
   Accrued Interest (Note 3, 7)                       6,292              6,761
                                                 ----------         ----------
Total Current Liabilities                           537,618            428,235

Commitments and Contingencies                          -                  -

Stockholders' Equity
   Preferred Stock:  $0.0001 Par Value,
     Authorized 25,000,000;
     Issued and Outstanding, None                      None               None
   Common Stock:  $0.0001 Par Value,
     Authorized 50,000,000;
     Issued and Outstanding, 13,236,285 and
     11,777,285, respectively                         1,324              1,178
   Additional Paid In Capital                     5,506,398          4,825,444
   Deficit Accumulated During the
     Development Stage                           (6,020,717)        (5,204,172)
                                                 ----------         ----------
Total Stockholders' Equity (A Deficit)             (512,995)          (377,550)

Total Liabilities and Stockholders' Equity       $   24,623         $   50,685
                                                 ==========         ==========

  The accompanying notes are an integral part of these financial statements.


                                    - F3 -
- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,
  AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO DECEMBER 31, 2000

                                                                      From
                                                                   Inception
                                                                  (February 17,
                                       Year Ended December 31,      1993) to
                                       ------------------------    December 31,
                                          2000         1999           2000
                                       -----------  -----------   -------------
Expenses
  Selling, General and Administrative  $   498,384      403,117        901,501
                                       -----------  -----------    -----------
Operating Loss                            (498,384)    (403,117)      (901,501)

Other Income (Expense)
  Interest Income                              442        7,897          8,339
  Interest Expense                         (14,349)      (6,761)       (21,110)
                                       -----------  -----------    -----------
Total Other Income (Expense)               (13,907)       1,136        (12,771)
                                       -----------  -----------    -----------

Loss From Continuing Operations           (512,291)    (401,981)      (914,272)

Loss on Discontinued Operations,
  net of tax (Note 4)                     (304,254)  (2,691,595)    (2,995,849)
                                       -----------  -----------    -----------

Net Loss Before Cumulative Effect
  of Accounting Change                    (816,545)  (3,093,576)    (3,910,121)

Cumulative Effect of Accounting
  Change (Note 2)                                0     (102,500)      (102,500)
                                       -----------  -----------    -----------

Net Loss Available to Common
  Stockholders                         $  (816,545) $(3,196,076)   $(4,012,621)
                                       ===========  ===========    ===========

Basic Loss Per Common Share:
  Loss From Continuing Operations      $    (0.04)  $    (0.03)
  Loss From Discontinued Operations         (0.02)       (0.24)
                                       -----------  -----------
  Loss Before Cumulative Effect of
    Accounting Change                       (0.06)       (0.27)
  Cumulative Effective of Accounting
    Change                                   0.00        (0.01)
                                       -----------  -----------
  Net Loss                             $    (0.06)  $    (0.28)
                                       ===========  ===========

Basic and Diluted Weighted
  Average Number of
  Common Shares Outstanding             12,469,702   11,286,448
                                       ===========  ===========

  The accompanying notes are an integral part of these financial statements.


                                    - F4 -
- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (A DEFICIT)
    FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO DECEMBER 31, 2000

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                              Additional   During the
                                          Preferred      Stock           Common Stock          Paid In     Development
                                            Shares       Amount       Shares       Amount      Capital       Stage        Total
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Shares Issued For Organization Costs                                 1,200,000   $      120   $    1,080                $    1,200
Loss, Year Ended December 31, 1993                                                                               (200)        (200)
Loss, Year Ended December 31, 1994                                                                               (240)        (240)
Loss, Year Ended December 31, 1995                                                                               (240)        (240)
Loss, Year Ended December 31, 1996                                                                               (240)        (240)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1996                         0            0    1,200,000          120        1,080         (920)         280
Shares Issued for Cash                                                 641,360           64       80,208                    80,272
Loss, Year Ended December 31, 1997                                                                            (79,765)     (79,765)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1997                         0            0    1,841,360          184       81,288      (80,685)         787
Shares Issued for Services                                             130,000           13       12,987                    13,000
Shares Issued for Cash                                                 523,400           52       26,118                    26,170
Roundup for Stock Split                                                  5,990            1           (1)                        0
Loss, Year Ended December 31, 1998                                                                            (36,896)     (36,896)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1998                         0            0    2,500,750          250      120,392     (117,581)       3,061
Retroactive Equity Effect of
  Asset Purchase Agreement
  Dated January 27, 1999                                             2,560,237          256    1,020,209                 1,020,465
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Adjusted Balance, December 31, 1998                0            0    5,060,987          506    1,140,601     (117,581)   1,023,526

  The accompanying notes are an integral part of these financial statements.


                                    - F5 -
- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (A DEFICIT)(continued)
    FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO DECEMBER 31, 2000

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                              Additional   During the
                                          Preferred      Stock           Common Stock          Paid In     Development
                                            Shares       Amount       Shares       Amount      Capital       Stage        Total
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Reversal of Retroactive Equity Effect
  Presented in 1998                                                 (2,560,237)        (256)  (1,020,209)               (1,020,465)
Rounding Adjustment to Prior Year Shares                                  (750)                                                  0
Shares Issued For Cash in Completion of
  Private Placement Memorandum,
  February 1999                                                        450,000           45      899,955                   900,000
Offering Costs                                                                                  (105,000)                 (105,000)
Issuance of Common Stock for the Net Book
  Value of Healthbridge, Inc.,
  January 27, 1999                                                     410,000           41          (41)                        0
Acquisition of Assets For Common Stock
  Per Asset Purchase Agreement Dated
  January 27, 1999                                                   2,560,237          256    1,020,209                 1,020,465
Issuance of Common Stock As Dividends-
  In-Kind at $2.00 Per Share,
  February 1999                                                      1,004,048          101    2,007,995   (2,008,096)           0
Conversion of Debt to Equity,
  February 1999                                                      4,850,000          485      999,515                 1,000,000
Reverse Acquisition, Retirement of
  Old Shares of WattMonitor, Inc.,
  February 28, 1999                                                 (2,950,000)        (295)    (915,347)     117,581     (798,061)
Reverse Acquisition, Common Stock Issued
  for the Merger With Healthbridge, Inc.
  and WattMonitor, Inc., at Net Book Value,
  February 28, 1999                                                  2,950,000          295      797,766                   798,061
Common Stock Share Adjustment For Shares
  Previously Issued (Note 1)                                             3,000                                                   0
Loss, Year Ended December 31, 1999                                                                         (3,196,076)  (3,196,076)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1999                         0            0   11,777,285        1,178    4,825,444   (5,204,172)    (377,550)
Shares Issued For Services Rendered
  $1.06 Per Share, April                                                20,000            2       21,198                    21,200

  The accompanying notes are an integral part of these financial statements.


                                    - F6 -
- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (A DEFICIT)(continued)
    FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO DECEMBER 31, 2000

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                              Additional   During the
                                          Preferred      Stock           Common Stock          Paid In     Development
                                            Shares       Amount       Shares       Amount      Capital       Stage        Total
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Shares Issued for Cash Under Private
  Placement Memorandum at $0.50 Per Share,
  April - August                                                       390,000           39      194,961                   195,000
Offering Costs                                                                                   (15,600)                  (15,600)
Converted Notes Payable to Equity at
  $0.50 Per Share, April                                               500,000           50      249,950                   250,000
Shares Issued For Services Rendered at
  $0.25 Per Share, November                                            200,000           20       49,980                    50,000
Conversion of Accounts Payable To Equity
  at $0.50 Per Share, December                                         349,000           35      174,465                   174,500
Compensation Cost-Stock Options                                                                    6,000                     6,000
Loss, Year Ended December 31, 2000                                                                           (816,545)    (816,545)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 2000                         0   $        0   13,236,285   $    1,324   $5,506,398   $(6,020,717) $ (512,995)
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these financial statements.


                                    - F7 -
- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,
  AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO DECEMBER 31, 2000

                                                                            From
                                                                           Inception
                                                                         (February 17,
                                               Year Ended December 31,     1993) to
                                              ------------------------   December 31,
                                                 2000         1999          2000
                                              -----------  -----------  -------------
Cash Flows From Operating Activities
  Net Loss                                    $  (816,545) $(3,196,076)   $(4,012,621)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In Operating Activities
     Common Stock Issued For Services Rendered     71,200            0         71,200
     Compensation Cost                              6,000            0          6,000
     Depreciation and Amortization                  5,782        4,996         10,778
     Write-off of Organizational Costs                  0      102,500        102,500
     Write-off of Intangible Assets                     0    2,100,007      2,100,007
     Write-off Inventory Disposed of               40,395            0         40,395
  Changes in Assets and Liabilities
     Increase (Decrease) in Accounts Payable      152,529      118,259        270,788
     Increase (Decrease) in Accrued Interest       14,349        6,761         21,110
                                              -----------  -----------    -----------
  Total Adjustments                               290,255    2,332,523      2,622,778
                                              -----------  -----------    -----------
Net Cash Used In Operating Activities            (526,290)    (863,553)    (1,389,843)

Cash Flows From Investing Activities                 -            -              -

Cash Flows From Financing Activities
  Borrowings Under Promissory Notes Payable       367,005       70,000        437,005
  Proceeds From Sale of Common Stock              195,000      900,000      1,095,000
  Offering Costs                                  (15,600)    (105,000)      (120,600)
                                              -----------  -----------    -----------
Net Cash Provided By Financing Activities         546,405      865,000      1,411,405
                                              -----------  -----------    -----------

Increase in Cash and Cash Equivalents              20,115        1,447         21,562
Cash and Cash Equivalents, Beginning of Year        4,508        3,061          3,061
                                              -----------  -----------    -----------
Cash and Cash Equivalents, End of Year        $    24,623  $     4,508    $    24,623
                                              ===========  ===========    ===========


SUPPLEMENTAL INFORMATION:
Cash paid for:
  Interest                                    $         0  $         0    $         0
                                              ===========  ===========    ===========
  Income taxes                                $         0  $         0    $         0
                                              ===========  ===========    ===========

SUPPLEMENTAL NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Common Stock Issued For Services Rendered   $    71,200  $         0    $    71,200
                                              ===========  ===========    ===========
  Conversion of Debt to Equity                $   250,000  $ 1,000,000    $ 1,250,000
                                              ===========  ===========    ===========
  Conversion of Accounts Payable to Equity,
    including accrued interest                $   174,500  $         0    $   174,500
                                              ===========  ===========    ===========
  Assets Acquired For Common Stock            $         0  $ 1,020,465    $ 1,020,465
                                              ===========  ===========    ===========
  Common Stock Issued as Dividends-In-Kind    $         0  $ 2,008,096    $ 2,008,096
                                              ===========  ===========    ===========

  The accompanying notes are an integral part of these financial statements.


                                    - F8 -
- -------------------------------------------------------------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION
         ------------

Healthbridge, Inc. (the Company) (Healthbridge Texas) was incorporated under the laws of the State of Texas on February 17, 1993, as GFB Alliance Services, Inc., with an authorized capital of 10,000 shares of $0.10 par value common stock. On December 17, 1996, the Company changed the name of the corporation to World Staffing II, Inc., and increased its authorized capital to 50,000,000 shares of $0.0001 par value common stock. The articles of amendment were filed on July 24, 1997, with the State of Texas. On November 3, 1998, the Company amended its articles of incorporation and changed its name to WattMonitor, Inc. (WattMonitor). On February 28, 1999, WattMonitor and Healthbridge, Inc. (a Delaware Corporation) (Healthbridge Delaware) completed a merger converting 8,814,284 shares of Healthbridge Delaware common stock into WattMonitor common stock as more fully described below. On May 13, 1999, the Company amended its articles of incorporation and changed its name to Healthbridge, Inc. (Healthbridge Texas), and increased its authorized capital to 75,000,000 million shares of stock: 25,000,000 shares of $0.0001 par value preferred stock, and 50,000,000 shares of $0.0001 par value common stock. The Company has a perpetual existence.

On February 17, 1993, WattMonitor issued 60,000 (1,200,000 current equivalent) shares of common stock for organization costs at $0.02 per share, or $1,200.

During February 1997, WattMonitor issued 641,360 shares of common stock for cash of $80,272.

On February 12, 1997, the Board of Directors of WattMonitor approved a 200 for 1 forward split.

On September 9, 1998, WattMonitor issued 130,000 shares of common stock for services rendered at $0.10 per share, or $13,000.

On October 29, 1998, WattMonitor issued 523,400 shares of common stock for cash at $0.05 per share, or $26,170.

On October 29, 1998, the Board of Directors of WattMonitor approved a 1 for 10 reverse split.

During 1998, WattMonitor adjusted its shares up by 5,990 shares of common stock for rounding.

During 1999, WattMonitor adjusted its shares down by 750 shares of common stock for rounding.

During February 1999, WattMonitor completed a Private Placement Memorandum for 450,000 shares of common stock for cash at $2.00 per share, or $900,000, less offering costs of $105,000.

As of February 28, 1999, WattMonitor's total outstanding shares prior to the merger agreement dated February 28, 1999, (as more fully described below) were 2,950,000 shares of common stock.

On January 27, 1999, Healthbridge Delaware issued 2,560,237 shares of common stock in exchange for certain assets per an Asset Purchase Agreement dated January 27, 1999, at net book value, or $1,020,465. The outstanding shares of Healthbridge Delaware common stock on this date were 410,000 shares, originally issued as founders shares at par value, or a net book value of $0.

During February 1999, Healthbridge Delaware transferred 1,004,048 shares as dividends-in-kind at $2.00 per share, or $2,008,096.

During February 1999, Healthbridge Delaware issued 4,850,000 shares of common stock by converting debt to equity at $0.21 per share, or $1,000,000.

As of February 28, 1999, Healthbridge Delaware's total outstanding shares prior to the merger agreement dated February 28, 1999, (as more fully described below) were 8,814,285 shares of common stock.

An "Agreement and Plan of Merger" dated February 28, 1999, was completed on May 13, 1999, between Healthbridge Delaware and WattMonitor, with WattMonitor being the surviving corporation and continuing in existence under the laws of the State of Texas under the name "Healthbridge, Inc." Healthbridge Texas (formerly WattMonitor) converted 8,814,284 shares of Healthbridge Delaware common stock into the right to receive 8,814,284 shares of Healthbridge Texas common stock. The authorized capital of Healthbridge Delaware consists of 10,000,000 shares of $0.001 par value common stock. As of the date of the merger, 8,814,284 shares (adjusted by one share for rounding, or 8,814,285) of Healthbridge Delaware common stock were outstanding, all of which were validly issued, fully paid and nonassessable; and the outstanding common stock of WattMonitor was 2,950,000 shares, all of which were validly issued, fully paid and nonassessable.

The merger is treated as a reverse acquisition as prescribed by Accounting Principles Board No. 16, "Business Combinations," because the shareholders of the company being acquired retained actual control of the resulting combined company. Healthbridge Delaware is the continuing reporting entity for accounting purposes and Healthbridge Texas (formerly WattMonitor) was the acquirer for legal purposes. The equity section reflects the recapitalization of the merger: retirement of old shares and issuance of new shares for the net equity of Healthbridge Texas, with no goodwill being recorded, or $798,061.

During 1999, the Company adjusted its common shares up by 3,000 (30,000 shares adjusted for 1 for 10 reverse split) for certificates previously issued on February 17, 1993, for organizational costs, but not reflected as outstanding by the previous transfer agent.

During April 2000, the Company issued 20,000 shares of common stock for services at $1.06 per share, or $21,200.

During April through August 2000, the Company raised $195,000 pursuant to a Private Placement and issued 390,000 shares of common stock at $0.50 per share plus 390,000 warrants to purchase common stock at $0.50 per share expiring in one year. Offering costs of 8% of the capital raised were paid totaling $15,600.

During April 2000, the Company converted $250,000 of notes payable and issued 500,000 shares of common stock at $0.50 per share plus a warrant to purchase 500,000 shares of common stock at $0.50 expiring in one year.

During November 2000, the Company issued 200,000 shares of common stock for services rendered at $0.25 per share, or $50,000.

During December 2000, the Company issued 349,000 shares of common stock converting $174,500 of accounts payable and accrued interest, to equity at $0.50 per share.

The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company has incurred cumulative losses since inception and expects to incur significant operating losses in the future.
The Company's ability to eliminate operating losses is dependent upon a variety of factors, many of which it is unable to control. These factors include its ability to acquire a profitable business, its ability to obtain equity financings, and general economic conditions. In addition to its current working capital commitment, management's plans include obtaining working capital funds by seeking additional funding from private placements of its common stock to meet such needs. Therefore, for at least the next twelve months the Company has viable plans to continue as a going concern.

The financial statements have been prepared on the basis of accounting principles applicable to a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding or the success of its future operations. The Company's ability to achieve these objectives cannot be determined at this time. The accompanying financial statements should not be regarded as typical for normal operating periods.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

METHOD OF ACCOUNTING
The Company's financial statements are prepared using the accrual method of accounting.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

INVENTORY
Inventory is stated at cost and consisted of (6) sterilizers and various other supplies at December 31, 1999.

PROPERTY AND EQUIPMENT
Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives ranging from three to seven years.

INTANGIBLE ASSETS
Intangible assets represent patents and are recorded at cost in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." The Company amortizes the intangible assets using the straight-line method over the term of the specific agreements. Continually, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life, and records the change prospectively.

LONG-LIVED ASSETS
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

USE OF ESTIMATES
Preparing financial statements requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

FOREIGN CURRENCY TRANSLATION
The Company maintains both a U.S Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred.

INCOME TAXES
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

PER SHARE OF COMMON STOCK
Basic earnings or loss per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings or loss per common share is computed based on the weighted average number of common shares outstanding and potential common shares. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." There are no reconciling items in calculating the basic and diluted earnings or loss per shares for any periods presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

DIVIDENDS-IN-KIND
Dividends-in-kind represent the issuance of common stock without consideration and are recorded at the fair value of the shares received. Transfers of shares of the Company's common stock as dividends are essentially no more than a realignment of stockholders' equity.

CAPITAL STRUCTURE
The Company's capital structure is disclosed in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure."

START-UP COSTS
Effective January 1, 1999, the Company also adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $102,500. See Note 3.

PRESENTATION
Certain accounts from prior years have been reclassified to conform with the current year's presentation.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS
No. 133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a significant impact on its financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, and promissory notes payable, the carrying amounts approximate fair value due to their short maturities.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company implemented
SAB 101 effective January 1, 2000. SAB 101 had no effect on the Company's financial statements.

PENDING ACCOUNTING PRONOUNCEMENTS
It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.


NOTE 3 - ASSET PURCHASE AGREEMENT
         ------------------------

On January 27, 1999, Healthbridge Delaware completed an "Asset Purchase Agreement" (APA), with Roatan Medical Technologies, Inc. (a Nevada Corporation), WinTex Corporation (a Texas Corporation and wholly owned subsidiary of Roatan Medical Technologies, Inc.), Roatan Medical Services Inc. (a Texas Corporation), and United Services, Inc. (United), and Mr. Wilhelm Liesner (an individual), the "Sellers." Healthbridge Delaware issued
2,560,237 shares of Healthbridge common stock in exchange for all of the assets of the sellers including all patents, inventories, machinery, equipment, intangibles, and cash on hand and in banks as described below. Certain assets, such as all tax loss carryforwards, carrybacks, net operating losses, refunds, offsets, etc., are excluded from the exchange. In accordance with the restructuring, Healthbridge Delaware also assumed certain of the payment and performance obligations of the Sellers and its principal stockholder.
The following is a summary of the assets acquired and liabilities assumed:

ASSETS ACQUIRED:
Inventory (Note 4)                        $      40,395
Fixed Assets, Net (Note 5)                       10,778
Organization Costs (Note 2)                     102,500
Patents, Net (Note 6)                         2,100,007     2,253,680
                                          -------------

LIABILITIES ASSUMED:
FCIC Promissory Note (FCIC)                  1,000,000
Accounts Payable per agreement
  (includes FCIC "Expense Notes"
      of $84,681) (See below)                  233,215     (1,233,215)
                                          -------------   -----------
Additional Paid In Capital                                $ 1,020,465
                                                          ===========

On February 24, 1999, an "Assumption and Release Agreement," (ARA) was executed by and among Healthbridge Delaware (the Assumptor), Roatan Medical Technologies, Inc., Roatan Medical Services, Inc., and United Services, Inc. (the Original Borrower Principals), Wilhelm Liesner (Liesner) and First Capital Invest Corp., BVI (FCIC). Healthbridge Delaware assumed all of the payment and performance obligations of the Original Borrower Principals and Liesner to FCIC under the various agreements. Additionally, FCIC was given a conversion right, which they exercised on or around February 26, 1999, in connection with the transfer of the assets in the APA which applied to the principal balance of the note only for the conversion of 4,850,000 shares of common stock in cancellation of $1,000,000 principal amount of the note. Interest accrued under the note was forgiven upon the exercise of the conversion right. Certain FCIC "Expense Notes" were assumed under the APA and are included in accounts payable per above, and bear interest at 10% per annum. Accrued interest at December 31, 1999 was $6,351. The FCIC "Expense Notes," including accrued interest of $14,819, were converted into 199,000 shares of common stock at $0.50 per share in December 2000.


NOTE 4 - DISCONTINUED OPERATIONS
         -----------------------

Effective December 31, 2000, the Company discontinued its only operations, the microwave sterilizer business, because of its inability to generate revenues due to lack of successfully obtaining contracts for its product, and closed its offices in Dallas, Texas. The Company wrote off the inventory in the amount of $40,395 in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The inventory is currently being stored in a warehouse for which the Company pays rent on a month to month basis. The Loss on Discontinued Operations was $304,254 and $2,691,596 for the years ended December 31, 2000 and 1999, respectively. There was no tax effect on this transaction due to the Company's loss position.


NOTE 5 - FIXED ASSETS
         ------------

Property and equipment consists of office equipment and is as follows at December 31, 1999:

Cost                                $   24,786
Accumulated Depreciation                19,004
                                    ----------
Net Book Value                      $    5,782
                                    ==========

Depreciation charged to operations during 2000 and 1999 was $5,782 and $4,956, respectively.


NOTE 6 - PATENTS
         -------

The Company has two patents: (1) U.S. Patent No. 5,728,310 "Microwave waste sterilizer and method of use," and (2) U.S. Patent No. 5,495,941, "Dual
compartment sterilizable waste containment unit."   The estimated useful lives
of the patents are seventeen (17) years. Patents represent the rights to utilize a combination of microwave and steam technology to sterilize infectious waste. The self-contained modular system known as the "Redloc II Waste Disposal System," processes infectious waste in pressurized reusable containers until the waste is sterilized. The waste is then processed through a granulator before disposal in public waste facilities. Included in discontinued operations for 1999 is a write-down of patents of $2,100,007.


NOTE 7 - PROMISSORY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS
         -------------------------------------------------------

Promissory Notes Payable represents the following at December 31, 2000:

ValorInvest, Ltd. (1)                $   100,000
Shareholder Loans (2)                     60,000
Other Loans (3)                           27,005
                                     -----------
Total                                $   187,005
                                     ===========

(1) ValorInvest, Ltd. - advances received under a loan agreement with ValorInvest, Ltd. (an Irish Corporation) and a shareholder, to obtain up to $500,000 in working capital funds, interest bearing at 7.5% per annum, due and payable in full on September 1, 2001. Advances are made available in $50,000 increments upon ten business days written notice of demand by the Company. However, Valor is not required to advance more than $50,000 in any thirty day period. In addition, in exchange for the promissory note, the Company also has granted 200,000 common stock purchase warrants exercisable at $0.50 per share expiring in one year. Accrued interest is $5,977 at December 31, 2000.

(2) Shareholder Loan - represents an advance from a shareholder to help fund working capital, interest bearing at 6.15% per annum, and due on demand. Accrued interest at December 31, 2000 is $51.

(3) Other Loans - represent various loans from certain parties to help fund working capital, interest bearing at 6.15% per annum, and due on demand. Accrued interest at December 31, 2000 is $264.

Promissory Notes Payable represents the following at December 31, 1999:

ValorInvest, Ltd. (1)                $    20,000
ValorInvest, Ltd. (2)                     50,000
                                     -----------
Total                                $    70,000
                                     ===========

(1) ValorInvest, Ltd. - dated December 16, 1999, in the original amount of $20,000, together with interest due at the rate of 9% per annum, and due on demand. Accrued interest at December 31, 1999, was $69.

(2) ValorInvest, Ltd. - dated November 9, 1999, a line of credit up to $150,000, with interest at 8% per annum. The term of the loan commences on the date of the first advance and is due and payable upon the earlier of
(i) November 15, 2000, or (ii) the consummation of any equity or debt financings providing the Company with at least $1,000,000 in gross proceeds. Individual promissory notes are executed to receive funds. On
November 15, 1999, $17,000 was advanced and on December 7, 1999, $33,000 was advanced, for total advances of $50,000 at December 31, 1999. Accrued interest at December 31, 1999, was $341.

On April 1, 2000, the Company signed an Amended and Restated Convertible Promissory Note for $250,000, bearing interest at 9% per annum, maturing
April 14, 2001, consolidating both of the above notes in (1) and (2) above, or $70,000, and additional promissory notes entered at various dates during 2000 totaling $180,000. On the same day, the entire balance was converted into 500,000 shares of equity at $0.50 per share, plus a warrant to purchase 500,000 shares of common stock at an exercise price of $0.50 per share expiring in one year.


NOTE 8 - INCOME TAXES
         ------------

There is no current or deferred tax expense for the years ended
December 31, 2000 and 1999, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect, utilizing a 35% tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following at December 31:

                                      2000             1999
                                  ------------     ------------
DEFERRED TAXES
NOL Carryforwards                 $  1,404,417     $  1,118,627
Valuation Allowance                 (1,404,417)      (1,118,627)
                                  ------------     ------------
Net Deferred Tax Assets           $          0     $          0
                                  ============     ============

The Company has available net operating loss carryforwards of approximately $4,000,000 for tax purposes to offset future taxable income, which expire principally in the year 2019.


NOTE 9 - STOCK OPTION PLANS
         ------------------

On April 8, 1999, the Board of Directors approved the 1999 Stock Incentive Plan and reserved 1,500,000 shares of common stock exclusively for issuance pursuant to Stock Incentives. The exercise price per share will be identified in each Stock Incentive Agreement, but in no event will be less than the fair market value on the date of grant.

The option expiration date is ten years after the date the option is granted for a participant who is not an over 10% owner, and five years for a participant who is an over 10% owner. On May 30, 2000, the Company granted 30,000 options at $0.71 per share to its President. The options vest over a three year period under certain conditions as outlined in the vesting schedule.

On April 8, 1999, the Board of Directors approved the 1999 Outside Directors' Stock Option Plan and reserved 120,000 shares of common stock for issuance pursuant to an agreement stating the terms of the plan. Each agreement shall provide the following terms: (1) the exercise price per share will be the fair market value as of the date of grant; (2) the option expiration date is ten years following the date of grant, or one year after the date the Director ceases to serve upon the Board of Directors; and (3) that the option is fully vested. As of the date of these financial statements, no options have been granted under the 1999 Outside Directors' Stock Option Plan.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2000: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 5%, and expected lives of five years. Pro forma information is as follows:

  Net Loss                                   Net Loss Per Share
  -------------------------------            ----------------------------
  As Reported          $  816,545            As Reported          $  0.06
  Pro Forma            $  818,119            Pro Forma            $  0.06


NOTE 10 - WARRANTS
          --------

During 2000, the Company granted warrants to purchase common stock at a purchase price of $0.50 per share, expiring in 2001, to certain parties as a result of certain agreements entered under the Private Placement, Promissory Notes Payable, and in exchange for deferring payment terms on outstanding debt. Total warrants outstanding at December 31, 2000, are 1,140,000. None of the warrants were valued because the purchase price equal or exceeded the fair market value on the date of grant.