Form 10QSB
period 2001-03-31
HEALTHBRIDGE INC
filed 2001-05-15
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2001

(  )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to_____________

Commission file number 000-28311
HEALTHBRIDGE, INC. (Exact Name of Registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	061538201 (IRS Employer Identification No.)

1818-1177 West Hastings Street, Vancouver, B.C. V6E 2K3 (Address of principal executive offices)

604-602-1717 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001:
13,281,285.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2001 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Balance Sheet as of March 31, 2001	3
Statement of Operations for the Three Months Ended March 31, 2001 and 2000	4
Statement of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5-6
Notes to Interim Financial Statements	7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis	8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	8
Item 2 - Changes in Securities	8
Item 3 - Defaults Upon Senior Securities	8
Item 4 - Submission of Matters to a Vote of Security Holders	9
Item 5 - Other Information	9
Item 6 - Exhibits and Reports on Form 8-K	9
Signatures	9

PART I
Item 1. Financial Statements

HEALTHBRIDGE, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET MARCH 31, 2001 AND DECEMBER 31, 2000
	(Unaudited) 2001	2000
ASSETS
Current Assets
Cash	$3,328	$24,623

Total Assets	$3,328	$24,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$344,695	$344,321
Notes Payable	217,005	187,005
Accrued Interest	9,682	6,292
Total Current Liabilities	571,382	537,618

Commitments and Contingencies

Stockholders' Equity
Preferred Stock: $0.0001 Par Value, Authorized 25,000,000; Issued and Outstanding, None	None	None
Common Stock: $0.0001 Par Value, Authorized 50,000,000; Issued and Outstanding, 13,266,285 and 13,236,285	1,327	1,324
Additional Paid In Capital	5,509,394	5,506,398
Deficit Accumulated During the Development Stage	(6,078,775)	(6,020,717)
Total Stockholders' Equity (A Deficit)	(568,054)	(512,995)

Total Liabilities and Stockholders' Equity	$3,328	$24,623

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO MARCH 31, 2001
	Three Months Ended 03/31/01	Three Months Ended 03/31/01	From Inception (February 17, 1993) to 03/31/01

Revenues	$-	$-	$-

Expenses
General and Administrative	54,668	83,100	956,169

Operating Loss	(54,668)	(83,100)	(956,169)

Other Income (Expense)
Interest Expense	(3,390)	(4,955)	(24,500)
Interest Income	-	-	8,339
Total Other Income (Expense)	-	(4,955)	(16,161)

Loss from Continuing Operations	(58,058)	(88,055)	(972,330)

Loss from Discontinued Operations	-	(202,895)	(2,995,849)

Net Loss Before Cumulative Effect of Accounting Change	(58,058)	(290,950)	(3,968,179)

Cumulative Effect of Accounting Change	-	-	(102,500)

Net Loss Available to Common Stockholders	$(58,058)	$(290,950)	$(4,070,679)

Basic Loss Per Share:	$(0.004)	$(0.03)
Basic Weighted Average Number of Common Shares Outstanding	13,236,825	11,777,285

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO MARCH 31, 2001
	Three Months Ended 03/31/01	Three Months Ended 03/31/01	From Inception (February 17, 1993) to 03/31/01

Cash Flows from Operating Activities
Net Loss	$(58,058)	$(290,950)	$(4,070,679
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Common Stock Issued For Services Rendered	3,000	-	74,200
Compensation Cost-Stock Options	-	-	6,000
Depreciation and Amortization	-	1,239	10,778
Write Off of Patents	-	-	2,100,007
Write Off of Inventory	-	-	102,500
Changes in Assets and Liabilities
Increase (Decrease) in Accrued Interest	3,389	4,955	24,499
Increase (Decrease) in Accounts Payable	374	121,147	271,162
Total Adjustments	6,763	127,341	2,629,541
Net Cash Used In Operating Activities	(51,295)	(163,609)	(1,411,138)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds From the Sale of Common Stock	-	-	1,095,000
Offering Costs	-	-	(120,600)
Borrowings Under Notes Payable	30,000	175,000	467,005
Net Cash Provided By Financing Activities	30,000	175,000	1,441,405

Increase (Decrease) in Cash and Cash Equivalents	(21,295)	11,391	267
Cash and Cash Equivalents, Beginning of Period	24,623	4,508	3,061
Cash and Cash Equivalents, End of Period	$3,328	$15,899	$3,328

Supplemental Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

	Three Months Ended 03/31/01	Three Months Ended 03/31/01	From Inception (February 17, 1993) to 03/31/01
Supplemental Noncash Investing and Financing Activities:
Common Stock Issued For Services Rendered	$-	$-	$74,200
Conversion of Debt to Equity	-	-	1,250,000
Assets Acquired for Common Stock	-	-	1,02,0465
Common Stock Issued as Dividends-in-kind	-	-	2,008,096
Conversion of Accounts Payable to Equity	-	-	174,500

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2001

Note 1. Statement of Information Furnished
 The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-SB.

Note 2. Going Concern, Financial Results and Liquidity
To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its businesses and will require additional funding during 2001. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

The Company has explored the possibility of selling or merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board established for securities that do not meet Nasdaq listing requirements or in what are commonly referred to as the "pink sheets."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PLAN OF OPERATION

In its efforts to substantially reduce operating expenses and not to incur development costs for the advancement of its Redloc II System under current market conditions, the Company's only activity during the first quarter of the 2001 fiscal year has been concentrated on corporate maintenance and limited review of improvement possibilities for its waste disposal system. Rather than incurring substantial capital costs for systems upgrading, the Company is searching worldwide for existing engineering applications which could be incorporated into its existing system and achieve the necessary improvements and modifications at a fraction of primary development costs.

FINANCE

As mentioned under "Plan of Operation" only corporate maintenance and limited research is ongoing reducing the need for operational financing substantially. The Company is confident that it can raise the necessary funding from advances by shareholders, management and consultants. Debt settlement negotiations are ongoing.

RESULTS OF OPERATIONS

During the first quarter of its 2001 fiscal year the Company's net loss was $58,058 paid for from cash on hand ($21,295) and the issuance of common stock ($3,000) as well as non-cash transactions such as the increases in Account Payable ($374), Notes Payable ($30,000) and Accrued Interest ($3,390).

PART II

Item 1. Legal Proceedings.
None.

Item 2. Changes in Securities.
 Securities issued for the three months ended March 31, 2001 were as follows:

30,000 shares of common stock issued for exercise of options at $0.10 per share, or $3,000.

Item 3. Defaults Upon Senior Securities.
 None.

Item 4. Submission of Matters to Vote of Security Holders.
None.

Item 5. Other Information.
 None.

Item 6. Exhibits and Reports on Form 8-K.
 None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthbridge, Inc.
By:	/s/ Nora Coccaro Nora Coccaro President
May 11, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.