Form 10QSB
period 2001-06-30
HEALTHBRIDGE INC
filed 2001-08-09
CIK 1112064

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                       1818 - 1177 West Hastings Street,
                      VANCOUVER, BRITISH COLUMBIA V6E 2K3
            ------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 602-1717
            ------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO _____

Number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2001: 14,588,346.


===============================================================================

                              HEALTHBRIDGE, INC.
                   FORM 10-QSB, QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   3
Balance Sheets as of June 30, 2001 . . . . . . . . . . . . . . . . . . . .   3
Statements of Operations for the Three and Six Months Ended
     June 30, 2001 and 2000  . . . . . . . . . . . . . . . . . . . . . . .   4
Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 .   5
Notes to Interim Financial Statements  . . . . . . . . . . . . . . . . . .   6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis  . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . .   9
Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   9
Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . .   9
Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   9
         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                    -  2 -
===============================================================================

PART I
------
Item 1.  Financial Statements
-----------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                                 (Unaudited)
                                                    2001               2000
                                                 ----------         ----------
ASSETS
Current Assets
     Cash                                        $    3,273         $   24,623
                                                 ----------         ----------
Total Assets                                     $    3,273         $   24,623
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                            $  323,488         $  344,321
     Notes Payable                                        0            187,005
     Accrued Interest                                     0              6,292
                                                 ----------         ----------
Total Current Liabilities                           323,488            537,618

Commitments and Contingencies

Stockholders' Equity
     Preferred Stock:  $0.0001 Par Value,
          Authorized 25,000,000;
          Issued and Outstanding,                      None               None
     Common Stock:  $0.0001 Par Value,
          Authorized 50,000,000;
          Issued and Outstanding,
          14,588,346 and 13,236,285                   1,459              1,324
     Additional Paid In Capital                   5,858,380          5,506,398
     Deficit Accumulated During the
          Development Stage                      (6,180,054)        (6,020,717)
                                                 ----------         ----------
Total Stockholders' Equity (A Deficit)             (320,215)          (512,995)
                                                 ----------         ----------
Total Liabilities and Stockholders' Equity       $    3,273         $   24,623
                                                 ==========         ==========

  The accompanying notes are an integral part of these financial statements.

                                    -  3 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000, AND
           FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO JUNE 30, 2001

                                                                                                From
                                                                                             Inception
                                                                                            (February 17,
                                       Three Months Ended 06/30   Six Months Ended 06/30      1993) to
                                       ------------------------  ------------------------     June 30,
                                          2001         2000         2001         2000           2001
                                       -----------  -----------  -----------  -----------   -------------
Revenues                               $         0  $         0   $        0  $         0    $         0

Expenses
   General and Administrative              101,279      234,746      155,947      540,742      1,057,448
                                       -----------  -----------  -----------  -----------    -----------
Operating Loss                            (101,279)    (234,746)    (155,947)    (520,742)    (1,057,448)

Other Income (Expense)
   Interest Expense                              0            0       (3,390)      (4,955)       (24,500)
   Interest Income                               0            0            0            0          8,339
                                       -----------  -----------  -----------  -----------    -----------
Total Other Income (Expense)                     0            0       (3,390)      (4,955)       (16,161)
                                       -----------  -----------  -----------  -----------    -----------

Loss From Continuing Operations           (101,279)    (234,746)    (159,337)    (525,697)    (1,073,609)

Loss From Discontinued Operations                0            0            0            0     (2,995,849)
                                       -----------  -----------  -----------  -----------    -----------
Net Loss Before Cumulative Effect
   of Accounting Change                   (101,279)    (234,746)    (159,337)    (525,697)    (4,069,458)

Cumulative Effect of Accounting Change           0            0            0            0       (102,500)
                                       -----------  -----------  -----------  -----------    -----------

Net Loss Available to
   Common Stockholders                 $  (101,279) $  (234,746) $  (159,337) $  (525,697)   $(4,171,958)
                                       ===========  ===========  ===========  ===========    ===========

Basic Loss Per Share:                  $    (0.007) $    (0.02)  $    (0.01)  $    (0.04)
                                       ===========  ===========  ===========  ===========

Basic Weighted Average Number of
   Common Shares Outstanding            13,679,851   12,167,285   13,462,568   11,972,285
                                       ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                    -  4 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000, AND FOR
        THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO JUNE 30, 2001

                                                                            From
                                                                           Inception
                                                                         (February 17,
                                              Six Months Ended June 30,    1993) to
                                              ------------------------     June 30,
                                                 2001         2000          2001
                                              -----------  -----------  -------------
Cash Flows From Operating Activities
  Net Loss                                    $  (159,337) $  (525,697)  $(4,171,958)
  Adjustments to Reconcile Net Loss to
    Net Cash Used In Operating Activities
    Common Stock Issued For Services Rendered      71,000       21,200       142,200
    Compensation Cost-Stock Options                     0            0         6,000
    Depreciation and Amortization                       0        2,478        10,778
    Write Off of Patents                                0            0     2,100,007
    Write Off of Organizational Costs                   0            0       102,500
    Write Off Inventory                                 0            0        40,395
  Changes in Assets and Liabilities
    Increase (Decrease) in Accrued Interest          (680)       4,955        20,430
    Increase (Decrease) in Accounts Payable        10,667      173,931       281,455
                                              -----------  -----------   -----------
  Total Adjustments                                80,987      202,564     2,703,765
                                              -----------  -----------   -----------
Net Cash Used In Operating Activities             (78,350)    (323,133)   (1,468,193)

Cash Flows From Investing Activities
  Loans from Shareholder                           57,000            0       244,005
                                              -----------  -----------   -----------
Net Cash Flows Provided by
  Investing Activities                             57,000            0       244,005

Cash Flows From Financing Activities
  Proceeds From the Sale of Common Stock                0      140,000     1,095,000
  Offering Costs                                        0            0      (120,600)
  Borrowings Under Notes Payable                        0      180,000       250,000
                                              -----------  -----------   -----------
Net Cash Provided By Financing Activities               0      320,000     1,224,400
                                              -----------  -----------   -----------

Increase (Decrease) in Cash and
  Cash Equivalents                                (21,350)      (3,133)         212

Cash and Cash Equivalents, Beginning of Period     24,623        4,508        3,061
                                              -----------  -----------   -----------

Cash and Cash Equivalents, End of Period      $     3,273  $     1,375   $     3,273
                                              ===========  ===========   ===========

SUPPLEMENTAL INFORMATION:
Cash paid for:
  Interest                                    $         0  $         0   $         0
                                              ===========  ===========   ===========
  Income taxes                                $         0  $         0   $         0
===========  ===========   ===========

Supplemental Noncash Investing and
  Financing Activities:
  Common Stock Issued For Services Rendered   $    71,000  $    21,200   $   142,200
                                              ===========  ===========   ===========
  Conversion of Debt to Equity                $   249,619  $   254,955   $ 1,499,619
                                              ===========  ===========   ===========
  Assets Acquired for Common Stock            $         0  $         0   $ 1,020,465
                                              ===========  ===========   ===========
  Common Stock Issued as Dividends-in-kind    $         0  $         0   $ 2,008,096
                                              ===========  ===========   ===========
  Conversion of Accounts Payable to Equity    $    31,500  $         0   $   206,000
                                              ===========  ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                                    -  5 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2001


Note 1.  Statement of Information Furnished
-------------------------------------------

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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

Note 2.  Presentation
---------------------

Certain accounts have been reclassified to confirm to the current period's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Note 3.  Going Concern, Financial Results and Liquidity
--------------------------------------------------------

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its business and will require additional funding during 2001. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to fund operations. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

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

                                    -  6 -
===============================================================================

Note 4.  Earnings per share
---------------------------

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows:

                                       Three Months Ended 06/30      Six Months Ended 06/30
                                       ------------------------     ------------------------
                                          2001         2000            2001         2000
                                       -----------  -----------     -----------  -----------
Numerator-Net Loss Available to
  Common Stockholders                  $  (101,279) $  (234,746)    $  (159,337) $  (525,697)
                                       ===========  ===========     ===========  ===========

Denominator-Weighted Average Number
  of Common Shares Outstanding          13,679,851   12,167,285      13,462,568   11,972,285
                                       ===========  ===========     ===========  ===========

Basic Loss Per Common Share            $    (0.007) $    (0.02)     $    (0.01)  $    (0.04)
                                       ===========  ===========     ===========  ===========

                                    -  7 -
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

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

PLAN OF OPERATION. During the development stage of the Company's "Redloc II" Waste Disposal System, Healthbridge operated a Beta-Test Site at a Dallas, Texas hospital. This site was suspended in June 2000 after a very successful 4-year test operation. During that time, Healthbridge was able to identify shortcomings which needed modification and enhancement of the Systems' efficiency prior to full-scale marketing. The Company's management is assessing the viability of making the required changes and enhancement to the Redloc II System under the current market conditions. Healthbridge does not rule out not to proceed with further development and additional requirements of the EPA make incineration prohibitively expensive and raise demand for alternative systems, such as the Company's Redloc II System. In the meantime, management continues to pursue other business opportunities.

On July 10, 2001, Healthbridge announced it entered into a Letter of Intent with a German company for the acquisition of all the intellectual property, the corresponding patents and know-how relating to similar technology for disinfecting and sterilizing of infectious waste material. The Letter of Intent provides for the issuance of shares of the Company of a value of $800,000 and a cash payment of $200,000, subject to the execution of a definitive formal agreement and the satisfactory due diligence by the Company of its products. During the next twelve months, the Company does not expect any purchase of plant or significant equipment nor does it expect to hire any employees unless we are successful in the pursuit of other business opportunities that would require such acts.

FINANCING. At June 30, 2001, the Company owed approximately $324,000 in accounts payable. During 2001, Healthbridge received funds from a shareholder to support its working capital needs and Healthbridge converted approximately $281,000 of existing debt to equity. Healthbridge anticipates satisfying its cash requirements from advances by shareholder/management and through the issuance of common stock in payment for debt or services rendered. The satisfaction of our cash requirements hereafter will depend in large part on Healthbridge's ability to successfully raise capital from external sources to fund operations. As a result, Healthbridge expects to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

                                    -  8 -
===============================================================================

PART II
-------
Item 1.  Legal Proceedings.
---------------------------

     None.

Item 2.  Changes in Securities.
-------------------------------

     Securities issued for the six months ended June 30, 2001 were as follows:

     (1) March 5, 2001-30,000 shares of common stock issued for exercise of options at $0.10 per share, or $3,000.

     (2) April 25, 2001-15,000 shares of common stock issued for services rendered at $0.10 per share, or $1,500.

     (3) May 2, 2001-400,000 shares of common stock issued for services rendered at $0.17 per share, or $68,000.

     (4) June 15, 2001-346,535 shares of common stock issued for conversion of debt to equity at $0.30 per share, or $103,961.

     (5) June 15, 2001-295,526 shares of common stock issued for conversion of debt to equity at $0.30 per share, or $88,658.

     (6) June 15, 2001-190,000 shares of common stock issued for conversion of debt to equity at $0.30 per share, or $57,000.

     (7) June 28, 2001-75,000 shares of common stock issued for services rendered at $0.40 per share, or $30,000.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

     None.

Item 5.  Other Information.
---------------------------

     None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     None.

                                    -  9 -
===============================================================================

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
               Healthbridge, Inc.        By: /s/ Nora Coccaro
                                             ----------------
                                         Nora Coccaro President
               Dated: August 8, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    - 10 -
===============================================================================