Form 10QSB
period 2001-09-30
HEALTHBRIDGE INC
filed 2001-11-14
CIK 1112064

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2001: 15,538,346.


===============================================================================

                              HEALTHBRIDGE, INC.
                 FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         Balance Sheets as of September 30, 2001 . . . . . . . . . . . . .  3
         Statements of Operations for the Three and
              Nine Months Ended September 30, 2001 and 2000  . . . . . . .  4
         Statements of Cash Flows for the Nine Months Ended
              September 30, 2001 and 2000     . . . . . . . . . . . . . .   5
         Notes to Interim Financial Statements  . . . . . . . . . . . . .   6

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis . . . . . . . . . . . . . .   7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   8

Item 2 - Changes in Securities  . . . . . . . . . . . . . . . . . . . . .   8

Item 3 - Defaults Upon Senior Securities  . . . . . . . . . . . . . . . .   8

Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . .   8

Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . . .   8

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   8

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                    -  2 -
===============================================================================

PART I
------
Item 1.  Financial Statements
-----------------------------

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                 (Unaudited)
                                                    2001               2000
                                                 ----------         ----------
ASSETS
Current Assets
     Cash                                        $       11         $   24,623
                                                 ----------         ----------
Total Assets Cash                                $       11         $   24,623
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                            $  341,103         $  344,321
     Notes Payable                                   12,000            187,005
     Accrued Interest                                     0              6,292
                                                 ----------         ----------
Total Current Liabilities                           353,103            537,618

Commitments and Contingencies                          -                  -

Stockholders' Equity
     Preferred Stock:  $0.0001 Par Value,
          Authorized 25,000,000;
          Issued and Outstanding, None                None               None
     Common Stock:  $0.0001 Par Value,
          Authorized 50,000,000;
          Issued and Outstanding,
          15,538,346 and 13,236,285                   1,554              1,324
     Additional Paid In Capital                   6,000,784          5,506,398
     Deficit Accumulated During the
          Development Stage                      (6,355,430)        (6,020,717)
                                                 ----------         ----------
Total Stockholders' Equity (A Deficit)             (353,092)          (512,995)
                                                 ----------         ----------

Total Liabilities and Stockholders' Equity       $       11         $   24,623
                                                 ==========         ==========

                 See condensed notes to financial statements.

                                    -  3 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND
    FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO SEPTEMBER 30, 2001

                                                                                                From
                                                                                             Inception
                                                                                            (February 17,
                                       Three Months Ended 09/30   Nine Months Ended 09/30     1993) to
                                       ------------------------  ------------------------   September 30,
                                          2001         2000         2001         2000           2001
                                       -----------  -----------  -----------  -----------   -------------
Revenues                               $         0  $         0   $        0  $         0    $         0

Expenses
   General and Administrative              178,768      112,362      331,323      633,103      1,232,824
                                       -----------  -----------  -----------  -----------    -----------
Operating Loss                            (178,768)    (112,362)    (331,323)    (633,103)    (1,232,824)

Other Income (Expense)
   Interest Expense                              0            0       (3,390)      (4,955)       (24,500)
   Interest Income                               0            0            0            0          8,339
                                       -----------  -----------  -----------  -----------    -----------
Total Other Income (Expense)                     0            0       (3,390)      (4,955)       (16,161)
                                       -----------  -----------  -----------  -----------    -----------

Loss From Continuing Operations           (178,768)    (112,362)    (334,713)    (638,058)    (1,248,985)

Loss From Discontinued Operations                0            0            0            0     (2,995,849)
                                       -----------  -----------  -----------  -----------    -----------

Net Loss Before Cumulative Effect
   of Accounting Change                   (178,768)    (112,362)    (334,713)    (638,058)    (4,244,834)

Cumulative Effect of Accounting Change        -            -            -            -          (102,500)
                                       -----------  -----------  -----------  -----------    -----------

Net Loss Available to Common
   Stockholders                        $  (178,768) $  (112,362) $  (334,713) $  (638,058)   $(4,347,334)
                                       ===========  ===========  ===========  ===========    ===========

Basic Loss Per Share:                  $    (0.01)  $    (0.02)  $    (0.02)  $    (0.05)
                                       ===========  ===========  ===========  ===========

Basic Weighted Average Number of
   Common Shares Outstanding            14,753,563   12,650,618   13,896,800   12,198,396
                                       ===========  ===========  ===========  ===========

                 See condensed notes to financial statements.

                                    -  4 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND
    FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO SEPTEMBER 30, 2001

                                                                                  From
                                                                               Inception
                                                                              (February 17,
                                                    Nine Months Ended 09/30     1993) to
                                                   ------------------------   September 30,
                                                      2001         2000           2001
                                                   -----------  -----------   -------------
Cash Flows From Operating Activities
   Net Loss                                        $  (334,713) $  (638,058)   $ (4,347,334)
   Adjustments to Reconcile Net Loss
      to Net Cash Used In Operating Activities
         Common Stock Issued For Services Rendered     213,500       21,200         284,700
         Compensation Cost-Stock Options                     0        6,000           6,000
         Depreciation and Amortization                       0        3,717          10,778
         Write Off of Patents                                0            0       2,100,007
         Write Off of Organizational Costs                   0            0         102,500
         Write Off Inventory                                 0            0          40,395
   Changes in Assets and Liabilities
         Increase (Decrease) in Accrued Interest          (680)       4,955          20,430
         Increase (Decrease) in Accounts Payable        28,281      177,132         299,069
                                                   -----------  -----------   -------------
   Total Adjustments                                   241,101      213,004       2,863,879
                                                   -----------  -----------   -------------
Net Cash Used In Operating Activities                  (93,612)    (425,054)     (1,483,455)

Cash Flows From Investing Activities
   Loans from Shareholder                               69,000         -            256,005
                                                   -----------  -----------   -------------
Net Cash Provided by Investing Activities               69,000         -            256,005

Cash Flows From Financing Activities
   Proceeds From the Sale of Common Stock                    0      195,000       1,095,000
   Offering Costs                                            0            0        (120,600)
   Borrowings Under Notes Payable                            0      230,000         250,000
                                                   -----------  -----------   -------------
Net Cash Provided By Financing Activities                    0      425,000       1,224,400
                                                   -----------  -----------   -------------

Increase (Decrease) in Cash and Cash Equivalents       (24,612)         (54)         (3,050)

Cash and Cash Equivalents, Beginning of Period          24,623        4,508           3,061
                                                   -----------  -----------   -------------

Cash and Cash Equivalents, End of Period           $        11  $     4,454   $          11
                                                   ===========  ===========   =============

Supplemental Information:
Cash paid for:
   Interest                                        $         0  $         0   $           0
                                                   ===========  ===========   =============
   Income taxes                                    $         0  $         0   $           0
                                                   ===========  ===========   =============

Supplemental Noncash Investing
and Financing Activities:
   Common Stock Issued For Services Rendered       $   213,500  $    21,200   $     284,700
                                                   ===========  ===========   =============
   Compensation Cost                               $         0  $     6,000   $       6,000
                                                   ===========  ===========   =============
   Conversion of Debt to Equity                    $   249,619  $         0   $   1,499,619
                                                   ===========  ===========   =============
   Assets Acquired for Common Stock                $         0  $         0   $   1,020,465
                                                   ===========  ===========   =============
   Common Stock Issued as Dividends-in-kind        $         0  $         0   $   2,008,096
                                                   ===========  ===========   =============
   Conversion of Accounts Payable to Equity        $    31,500  $         0   $     206,000
                                                   ===========  ===========   =============

                 See condensed notes to financial statements.

                                    -  5 -
===============================================================================

                              HEALTHBRIDGE, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying audited financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-SB.


NOTE 2.  PRESENTATION

Certain accounts have been reclassified to confirm to the current period's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.


NOTE 3.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its business and will require additional funding during the next twelve months. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to fund operations. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

The Company is exploring the possibility of selling, merging or purchasing assets from another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale, merger or purchase of assets from another Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board established for securities that do not meet Nasdaq listing requirements or in what are commonly referred to as the "pink sheets."

NOTE 4 - EARNINGS PER SHARE

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
                                       Three Months Ended 09/30   Nine Months Ended 09/30
                                       ------------------------  ------------------------
                                          2001         2000         2001         2000
                                       -----------  -----------  -----------  -----------

Numerator-Net Loss Available
   to Common Stockholders              $  (178,768) $  (112,362) $  (334,713) $  (638,058)
                                       ===========  ===========  ===========  ===========
Denominator-Weighted Average Number
   of Common Shares Outstanding         14,753,563   12,650,618   13,896,800   12,198,396
                                       ===========  ===========  ===========  ===========

Basic Loss Per Common Share            $    (0.01)  $    (0.02)  $    (0.02)  $    (0.05)
                                       ===========  ===========  ===========  ===========

                                    -  6 -
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------

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

On July 10, 2001, Healthbridge announced it entered into a Letter of Intent with a German company for the acquisiton of all the intellectual property, the corresponding patents and know-how relating to a similar technology for disinfecting and sterilizing of infectious waste material. The Letter of Intent provides for the issuance of shares of the Company of a value of $800,000 and a cash payment of $200,000, subject to the execution of a definitive formal agreement and the satisfactory due.

FINANCING. At September 30, 2001, the Company owed approximately $340,000 in accounts payable. During 2001, Healthbridge received funds from a shareholder to support its working capital needs and Healthbridge converted approximately $281,000 of existing debt to equity. Healthbridge anticipates satisfying its cash requirements from advances by shareholder/management and through the issuance of common stock in payment for debt or services rendered.
The satisfaction of our cash requirements hereafter will depend in large part on Healthbridge's ability to successfully raise capital from external sources to fund operations or to successfully merge with another Company. As a result, Healthbridge expects to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting.
SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to significantly affect the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement does not significantly affect the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.
This statement is not expected to have a significant effect on the financial statements.

In August 2001, tbe FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant effect on the financial statements.

                                    -  7 -
===============================================================================

PART II
-------
Item 1.  Legal Proceedings.
---------------------------

         None.

Item 2.  Changes in Securities.
-------------------------------

         Securities issued for the nine months ended September 30, 2001 were as follows:

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

         (8) September 14, 2001-950,000 shares of common stock issued for services rendered at $0.15 per share, or $142,500.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

         None.

Item 5.  Other Information.
---------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         None.

                                    -  8 -
===============================================================================

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Healthbridge, Inc.                     By: /s/ Nora Coccaro
                                           --------------------------
                                               Nora Coccaro President


Dated:  November 13, 2001

                                    -  9 -
===============================================================================