Form 10KSB
period 2001-12-31
HEALTHBRIDGE INC
filed 2002-04-15
CIK 1112064

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 000-28731

HEALTHBRIDGE, INC.
(Name of Small Business Issuer As Specified In Its Charter)

TEXAS	06-1538201
(State or Other Jurisdiction Of Incorporation Or Organization)	(IRS Employer Identification No.)

1177 West Hastings Street, #1818 Vancouver, British Columbia, Canada V6E 2K3
(Address of principal executive offices)	(Postal Code)

(604) 602-1717
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock ($0.001 par value)	None

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES __X__	NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer's common stock (the only class of voting stock), held by non-affiliates was approximately $2,853,384 based on the average closing bid and ask price for the common stock on April 11, 2002.

As of April 11, 2002 there were 17,531,346 shares outstanding of the issuer's common stock.

===========================================================================

===========================================================================

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As used herein the term "Company" refers to Healthbridge, Inc., a Texas corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Texas on February 17, 1993 as "GFB Alliance Services, Inc." The Company has since undergone several name changes and on May 13, 1999 pursuant to an amendment to its articles of incorporation adopted the name Healthbridge, Inc.

On January 27, 1999 the Company acquired all the issued and outstanding stock of Healthbridge, Inc., a Delaware corporation ("Healthbridge Delaware"). Healthbridge Delaware was a newly formed entity that acquired the the assets and certain liabilities of Roatan Medical Technologies, Inc., Wintex Corporation, Roatan Medical Services, Inc. and United Services, Inc. (collectively, the "Roatan Companies"). The Roatan Companies developed and operated a proprietary medical waste treatment system called the Redloc II Waste Disposal System. The Company subsequently entered into a merger agreement with Healthbridge Delaware whereby the two companies merged. The Company remained the surviving corporation with each of the issued and outstanding shares of Healthbridge Delaware converted into one share of the Company's common stock. The merger was completed May 13, 1999 after it was approved by the shareholders of both companies.

The Company then attempted unsuccessfully to bring some commercial viability to the Redloc II Waste Disposal System by setting up a test site with the Presbyterian Hospital in Dallas, Texas. Due to cost overruns in operating the Redloc II Waste Disposal System, the Presbyterian Hospital test site was shut down in July of 2000. The Company decided to discontinue all operations as of December 31, 2000.

The Company's business plan during the period covered by this report was to seek one or more suitable business combinations or acquisitions to create value for our shareholders. The Company had no day-to day operations. Our sole officer and director devoted requisite time and attention to the affairs of the Company. Management adopted a conservative policy of seeking opportunities that they considered to be of exceptional quality and did not plan to restrict its consideration to any particular business or industry segment. The decision to participate in a specific business opportunity was to be made upon management's analysis of the quality of the other business' management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors.

On January 25, 2002, the Company entered into an Intellectual Property Assignment and Sale Agreement ("Agreement") with several parties ("Sellers") for the purpose of acquiring certain infectious waste sterilization and disposal technologies developed in Germany. The Agreement requires the Company to pay to the Sellers a total of $180,000 and 750,000 restricted shares in three installments. The Company has paid the first two installments of cash, equaling approximately $100,064 and 525,000 shares and anticipates delivering the final installment on April 15, 2002. The exact terms and conditions of the Agreement are described in a Form 8-K filing made with the Securities and Exchange Commission ("Commission") on February 12, 2002. The Agreement was amended on March 28, 2002 to extend the payment date from March 31, 2002 to April 25, 2002 and on April 10, 2002 converting the final cash payment into a promissory note due in full on or before May 15, 2002.

===========================================================================

FORWARD LOOKING BUSINESS PLAN

Valides® Modular Infectious Waste Disposal System and the Medides System.

On January 25, 2002, the Company executed an agreement to acquire waste sterilization and disposal technologies developed in Germany. The Agreement transfers to the Company exclusive ownership of both the Valides® Modular Infectious Waste Disposal System and the Medides System. The acquisition includes all the intellectual property associated with the technologies including patents, patents pending, proprietary software and licenses, required to manufacture, operate and market these technologies worldwide.

The Valides® and the Medides Systems were developed for the treatment of infectious medical wastes generated by hospitals, laboratories, dental offices, clinics, blood banks and other facilities in the medical industry due to the prohibitive escalation of costs associated with the disposal of infectious waste. Countries around the world have imposed increasingly stringent health and safety regulations regarding the transport of infectious medical waste to disposal sites and in some instances have even prohibited the transportation of certain infectious wastes. Growing concern over the potential affects of infectious waste disposal on our environment and the imposition of increasingly rigid air quality standards, combined with a myriad of other restrictive guidelines for incinerator or land fill disposal, have made it a growing problem in need of an effective solution.

The Company is convinced that the patented Valides® and Medides Systems can effectively quiet environmental concerns and reduce the prohibitive expenses associated with the disposal of infectious waste. The Valides® and Medides Systems can provide both cost and performance advantages over other infectious waste sterilization and disposal technologies due to innovative design applications. Unlike the large single chamber autoclaves now on the market, the Valides® and Medides Systems are modular in design and can be scaled to customers' volume requirements. System modularity can then mean competitive pricing for both large and small customers. The sterilization cycle is rapid, thereby facilitating high productivity, with a computerized operating system that requires only one operator, even for large hospitals.

The Valides® and Medides Systems have been engineered to focus on energy efficiency, simplicity of design and operating parameters, as well as efficacy in performance. The systems require no chemicals, as wastes are disinfected by means of a pulsed vacuum and saturated steam in accordance with Germany's Federal Epidemic Act for the disposal of infectious wastes. The Sellers have produced these systems for stationary operations in hospitals or other healthcare facilities and for mobile service, intended to process waste on-site from small medical clinics, laboratories and dentist offices.

Management has already begun the process of developing markets worldwide for the Valides® and Medides Systems. On January 25, 2002, the Company incorporated a wholly owned subsidiary, Healthbridge (Deutschland) AG pending registration with the German authorities. The Company further entered into consulting arrangements with certain of the original inventors of the Valides® and Medides Systems in addition to engaging the services of certain other individuals to assist in introducing the Company's technology in other parts of Europe, South America and Asia.

===========================================================================

Government Regulation.

The Company's medical waste sterilization and disposal business is subject to a variety of environmental, public health and safety, land use, trade, or other governmental regulation, in addition to state or local taxation. In selecting the Valides® and Medides Systems, as the technology around which the Company is building a business, management did endeavor to ascertain the effects of regulation. The Company's preliminary research into regulations related to the Valides® and Medides Systems has indicated that generally, government regulation encourages environmentally sound waste sterilization and disposal processes. The Company confident that the Valides® and Medides Systems can be operated within the respective jurisdictions world wide in full compliance with national and local regulations.

Competition.

The Company will be involved in intense competition with other business entities in the business of sterilizing and disposing of medical waste, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. The Company believes however, that it will be able to compete successfully with Valides® and Medides Systems due to innovative modular design characteristic and efficiencies in costs from operations.

Employees.

The president of the Company is in the process of building a management team of consultants and employees. Management has engaged a chief executive officer to oversee the implementation of the Company's business development plan, a general sales and marketing manager, and one of the original inventors of the Valides® and Medides Systems on a consulting basis. The Company anticipates hiring employees over the current fiscal period as the Company's business plan is realized.

Reports to Security Holders.

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission.

The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

===========================================================================

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains limited office space on a month-to-month basis at a cost of $2,000 per month. The address of the Company's office is 1177 West Hastings Street Suite 1818, Vancouver, British Columbia, Canada V6E 2K3. The Company does not believe that it will need to additional office space until such time as we obtain the requisite funding to open office space for subsidiaries entities. The Company also maintains a storage warehouse under a month-to-month rental arrangement at a cost of $300 per month

ITEM 3. LEGAL PROCEEDINGS

The following case may have a material impact on the Company:

Ray Parsons vs. Stericycle, Inc. and Healthbridge, Inc. Suit was filed by Ray Parsons against Stericycle, Inc. an Illinois corporation and the Company on February 20, 2002 in the 101st Judicial District Court for the County of Dallas, Texas, civil cause no. 02-1578-E. The suit seeks the recovery of damages for personal injury allegedly caused to the plaintiff, Ray Parsons, as the result of smoke and vapor inhalation endured when attempting to put out a fire in a trailer owned by Stericycle that allegedly contained sterilized medical waste delivered from the Dallas Presbyterian Hospital and processed by the Company. Mr. Parson's compliant does not provide any monetary value on the relief sought. The Company has filed a general denial as to any culpability as to Mr. Parson's alleged injuries and has served the plaintiff with interrogatories in order to better determine the facts surrounding this suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

===========================================================================

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "HLRB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2001 and 2000 are as follows:

YEAR	QUARTER ENDING	HIGH	LOW
2000	March 31, 2000	$0.94	$0.56
	June 30, 2000	$1.12	$0.75
	September 30, 2000	$2.12	$1.12
	December 31, 2000	$2.47	$0.75
2001	March 31, 2001	$0.90	$0.25
	June 30, 2001	$0.50	$0.15
	September 30, 2001	$0.40	$0.15
	December 31, 2001	$0.33	$0.09

On April 11, 2002 the number of issued and outstanding shares of the Company's common stock was 17,531,346 and the approximate number of holders of record of the Company's common stock was 212.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 to this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

The Company is a development stage company that intends to engage in the marketing and distribution of infectious medical waste sterilization and disposal technologies. To date, management has devoted the majority of efforts to (i) negotiating and concluding a technology purchase agreement, (ii) developing its marketing philosophy and market strategy, including registering patents throughout the world, (iii) pursuing and assembling a management team to complete its marketing goals and (iii) obtaining sufficient working capital through loans from shareholders, equity and debt offerings to conclude the technology acquisition.

===========================================================================

Plan of Operation

The Company's plan of operation is to develop, manufacture, and market the Valides® and Medides Systems medical waste sterilization and disposal technologies to the international market for medical waste disposal.

During the first quarter of the current fiscal year, the Company has identified a general manager for sales and marketing and is in the process of finalizing an employment agreement. The Company has further been involved in identifying potential production sites, has started the process of contacting potential sales people, has located prospective component manufacturers and begun the process of establishing an after market sales program.

The Company has also focused much of its energy on creating marketing materials, including video presentations and on building a web site. Management has prepared marketing materials, started the process of building an international network of contacts in the medical waste disposal industry and initiated contacts with government officials in Germany to seek their support in validating the advantages of the Valides® and Medides Systems

During the second quarter of the current fiscal year, the Company intends to identify markets for the Valides® and Medides Systems outside of Europe. The focus outside of Europe will include identifying production sites and expanding a sales network.

The Company's activities in Europe will include making application to government agencies that provide funding for environmentally friendly technologies, hiring fabrication and production staff in Europe and opening a production site. Further, the Company anticipates concluding agreements for component parts and after market services with prospective purchasers of the Valides® and Medides Systems.

The third quarter of the current fiscal year is to be devoted to building on the Company's activities in Europe and expanding operations to South American markets. The Company expects to file applications with South American regulatory bodies that would introduce the Valides® and Medides Systems to South America, hire a manager and fabricator in South America and open a production site capable of filling anticipated purchase orders from the region.

The Company expects to expand its activities into Asian markets in the fourth quarter of the current fiscal year while growing operations in Europe and South America. Management intends to file applications with Asian regulatory bodies in an effort to introduce the Valides® and Medides Systems to Asian markets. The Company's pattern of expansion would include expanding its sales force, hiring a manager and fabricator in Asia and opening a production site. The Company anticipates purchase orders from Asia this year and plans to be in a position to fill orders from an Asian production site.

Liquidity and Capital Resources

As of December 31, 2001, the Company had no significant assets. The Company anticipates raising capital through debt or equity financings from public or private sources to satisfy the cash needs of fulfilling its aggressive plan of operation through the calendar year ending December 31, 2002. However, there can be no assurances that the Company will be able to raise the required by its plan of operation.

The Company intends to purchase equipment to be used in the production of the Valides® and Medides Systems as described in its plan of operation. The intention to purchase equipment is subject to the Company's ability to raise sufficient capital to satisfy its plan of operation.

The Company intends to hire new employees as managers, production personnel and sales people in accord with its plan of operation. The intention to hire employees is subject to the Company's ability to raise sufficient capital to satisfy its plan of operation.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2001, are attached hereto as pages 9 through 29

===========================================================================

Healthbridge, Inc.

(A Development Stage Company)

Financial Statements for the Years Ended

December 31, 2001 and 2000

With

Independent Auditor's Report

===========================================================================

TABLE OF CONTENTS

Independent Auditors' Report	11

Balance Sheets at December 31, 2001 and 2000	12

Statements of Operations for the Years Ended December 31, 2001 and 2000 and for the Period From Inception (February 17, 1993) to December 31, 2001	13

Statements of Stockholders' Equity for the Period From Inception (February 17, 1993) to December 31, 2001	14-16

Statements of Cash Flows for the Years Ended December 31, 2001 and 2000 And for the Period From Inception (February 17, 1993) to December 31, 2001	17

Notes to the Financial Statements	18-29

===========================================================================

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Healthbridge, Inc.

We have audited the accompanying balance sheets of Healthbridge, Inc. (a Texas Corporation) (A Development Stage Company) (the Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from inception (February 17, 1993) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States.

As discussed in Note 2, the Company has been in the development stage since its inception on February 17, 1993 and has incurred significant losses since inception. In addition, the Company discontinued its operations and disposed of the assets related thereto as discussed in Note 4. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.

Phoenix, Arizona

March 21, 2002

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
Current Assets
Cash and Cash Equivalents	$10,811	$24,623
Other Advances	7,866	0
Total Assets	$18,677	$24,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$331,645	$344,321
Notes Payable and Loans from Shareholders (Note 7)	48,500	187,005
Accrued Interest (Note 7)	4,967	6,292
Total Liabilities	385,112	537,618

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock: $0.0001 Par Value, Authorized: 25,000,000 Issued and outstanding: None	None	None
Common Stock: $0.0001 Par Value, Authorized Shares: 50,000,000; Issued and Outstanding: 2001: 16,031,346 2000: 13,236,285	1,604	1,324
Additional Paid In Capital	6,074,686	5,506,398
Deficit Accumulated During the Development Stage	(6,442,725)	(6,020,717)
Total Stockholders' Equity (A Deficit)	(366,435)	(512,995)

Total Liabilities and Stockholders' Equity	$18,677	$24,623

The accompanying notes are an integral part of these financial statements.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND

FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2001

	Year Ended December 31, 2001	Year Ended December 31, 2000	Deficit Accumulated During the Development Stage

Revenues	$ 0	$ 0	$ 0

General and Administrative Expenses	417,889	498,384	1,319,390

Operating Loss	(417,889)	(498,384)	(1,319,390)

Other Income (Expense)
Interest Expense	(4,289)	(14,349)	(25,399)
Interest Income	170	442	8,509
Total Other Income (Expense)	(4,119)	(13,907)	(16,890)

Loss from Continuing Operations	(422,008)	(512,291)	(1,336,280)

Loss on Discontinued Operations	-	(304,254)	(2,995,849)

Net Loss Before Cumulative Effect of Accounting Change	(422,008)	(816,545)	(4,332,129)

Cumulative Effect of Accounting Change	-	0	(102,500)

Net Loss Available to Common Stockholders	$ (422,008)	$ (816,545)	$ (4,434,629)

Basic Loss Per Share of Common Stock:
Loss from Continuing Operations	$ (0.03)	$ (0.04)	$ (0.09)
Loss from Discontinued Operations	-	(0.02)	(0.21)
Loss Before Cumulative Effect of Accounting Change	(0.03)	(0.06)	(0.30)
Cumulative Effect of Accounting Change	-	-	(0.01)
Net Loss	$ (0.03)	$ (0.06)	$ (0.31)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	14,395,724	12,469,702	14,395,724

The accompanying notes are an integral part of these financial statements.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2001

	Preferred Stock	Common Shares	Stock Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Shares Issued for Organization Costs at $.02 Per Share, February 1993	-	1,200,000	$ 120	$ 1,080	$ 0	$ 1,200
Loss, Year Ended December 31, 1993	-	-	-	-	(200)	(200)
Loss, Year Ended December 31, 1994	-	-	-	-	(240)	(240)
Loss, Year Ended December 31, 1995	-	-	-	-	(240)	(240)
Loss, Year Ended December 31, 1996	-	-	-	-	(240)	(240)
Balance, December 31, 1996	-	1,200,000	120	1,080	(920)	280
Shares Issued For Cash, February 1997		641,360	64	80,208		80,272
Loss, Year Ended December 31, 1997	-	-	-	-	(79,765)	(79,765)
Balance, December 31, 1997	-	1,841,360	184	81,288	(80,685)	787
Shares Issued for Services at $0.10 Per Share, September 1998	-	130,000	13	12,987	-	13,000
Shares Issued for Cash at $0.05 Per Share, October 1998	-	523,400	52	26,118	-	26,170
Roundup for Stock Split	-	5,990	1	(1)	-	-
Loss, Year Ended December 31, 1998	-	-	-	-	(36,896)	(36,896)
Balance, December 31, 1998	-	2,500,750	250	120,392	(117,581)	3,061
Retroactive Equity Effect of Asset Purchase Agreement Dated January 27, 1999	-	2,560,237	256	1,020,209	-	1,020,465
Adjusted Balance, December 31, 1998	-	5,060,987	506	1,140,601	(117,581)	1,023,526
Reversal of Retroactive Equity Effect Presented in 1998	-	(2,560,237)	(256)	(1,020,209)	-	(1,020,465)
Rounding Adjustment to Prior Year	-	(750)	-	-	-	0
Shares Issued for Cash in Completion of Private Placement at $2.00 per Share, February 1999	-	450,000	45	899,955	-	900,000
Offering Costs	-	-	-	(105,000)	-	(105,000)
Issuance of Common Stock for the Net Book Value of Healthbridge, Inc., (Delaware) January 27, 1999	-	410,000	41	(41)	-	0
Acquisition of Assets for Common Stock Per Asset Purchase Agreement Dated January 27, 1999	-	2,560,237	256	1,020,209	-	1,020,465
Issuance of Common Stock as Dividends-in-kind at $2.00 Per Share, February 1999	-	1,004,048	101	2,007,995	(2,008,096)	0
Conversion Right Exercised by FCIC by Converting Debt to Equity for Cancellation of Note, February 1999 (Note 3)	-	4,850,000	485	999,515	-	1,000,000

The accompanying notes are an integral part of these financial statements.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2001

	Preferred Stock	Common Shares	Stock Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Reverse Acquisition, Retirement of Old Shares of Wattmonitor, Inc., February 28, 1999	-	(2,950,000)	(295)	(915,347)	117,581	(798,061)
Reverse Acquisition, Common Stock Issued for the Merger with Healthbridge, Inc. (Delaware) and Wattmonitor, Inc., at Net Book Value, February 28, 1999	-	2,950,000	295	797,766	-	798,061
Common Stock Share Adjustment for Shares Previously Issued (Note 1)	-	3,000	-	-	-	0
Loss, Year Ended December 31, 1999	-	-	-	-	(3,196,076)	(3,196,076)
Balance, December 31, 1999	-	11,777,285	1,178	4,825,444	(5,204,172)	(377,550)
Shares Issued for Services Rendered at $1.06 Per Share, April 2000	-	20,000	2	21,198	-	21,200
Shares Issued for Cash Under Private Placement at $0.50 Per Share, April-August 2000	-	390,000	39	194,961	-	195,000
Offering Costs	-	-	-	(15,600)	-	(15,600)
Converted Notes Payable to Equity at $0.50 Per Share, April 2000	-	500,000	50	249,950	-	250,000
Shares Issued for Services Rendered at $0.25 Per Share, November 2000	-	200,000	20	49,980	-	50,000
Conversion of Accounts Payable to Equity at $0.50 Per Share, December 2000	-	150,000	15	74,985	-	75,000
Conversion of FCIC Expense Notes Including Accrued Interest at $0.50 Per Share, December 2000 (Note 3)	-	199,000	20	99,480		99,500
Compensation Costs-Stock Options	-	-	-	6,000	-	6,000
Loss, Year Ended December 31, 2000	-	-	-	-	(816,545)	(816,545)
Balance, December 31, 2000	-	13,236,285	1,324	5,506,398	(6,020,717)	(512,995)
Shares Issued for Services Rendered at $0.10 Through the Exercise of Stock Options, March 2001	-	30,000	3	2,997	-	3,000
Shares Issued for Services Rendered at $0.10 per Share, April 2001	-	15,000	2	1,498	-	1,500
Shares Issued for Services Rendered at $0.17 Per Share, May 2001	-	400,000	40	67,960	-	68,000
Conversion of Debt to Equity at $0.30 Per Share, June 2001	-	832,061	83	249,535	-	249,618

The accompanying notes are an integral part of these financial statements.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2001

	Preferred Stock	Common Shares	Stock Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Conversion of Accounts Payable Through Issuance of Shares for Services Rendered at $0.40 Per Share, June 2001	-	75,000	7	29,993	-	30,000
Shares Issued for Services Rendered at $0.15 Per Share, August 2001	-	950,000	95	142,405	-	142,500
Shares Issued for Services Rendered at $0.15 Per Share, December 2001	-	293,000	30	43,920	-	43,950
Conversion of Accounts Payable for Services Rendered at $0.15 Per Share, December 2001	-	200,000	20	29,980		30,000
Loss, Year Ended December 31, 2001	-	-	-	-	(422,008)	(422,008)
Balance, December 31, 2001	-	16,031,346	$ 1,604	$ 6,074,686	$ (6,442,725)	$ (366,435)

The accompanying notes are an integral part of these financial statements.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND

FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2001

	Year Ended December 31, 2001	Year Ended December 31, 2000	Loss Accumulated During the Development Stage
Cash Flows From Operating Activities
Net Loss	$ (422,008)	$ (816,545)	$ (4,434,629)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Common Stock Issued for Services	258,950	71,200	330,150
Compensation Cost	-	6,000	6,000
Depreciation and Amortization	-	5,782	10,778
Write-off of Organizational Costs	-	-	102,500
Write-off of Intangible Assets	-	-	2,100,007
Write-off of Inventory Disposed of	-	40,395	40,395
Changes in Assets and Liabilities
(Increase) Decrease in Other Advances	(7,866)	-	(7,866)
Increase (Decrease) in Accounts Payable	47,323	152,529	318,111
Increase (Decrease) in Accrued Interest	4,289	14,349	25,399
Total Adjustments	302,696	290,255	2,925,474
Net Cash Flows Used In Operating Activities	(119,312)	(526,290)	(1,509,155)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Borrowings Under Promissory Notes Payable	105,500	367,005	542,505
Proceeds from the Sale of Common Stock	-	195,000	1,095,000
Offering Costs	-	(15,600)	(120,600)
Net Cash Flows Provided By Financing Activities	105,500	546,405	1,516,905

Increase (Decrease) in Cash and Cash Equivalents	(13,812)	20,115	7,750
Cash and Cash Equivalents, Beginning of Year	24,623	4,508	3,061
Cash and Cash Equivalents, End of Year	$ 10,811	$ 24,623	$ 10,811

Cash paid for interest and income taxes:	-	-	-

Supplemental noncash investing and financing activities:
Common Stock Issued for Services	$ 258,950	$ 71,200	$ 330,150
Conversion of Debt and Accrued Interest to Equity	$ 249,618	$ 250,000	$ 1,499,618
Conversion of Accounts Payable to Equity	$ 60,000	$ 174,500	$ 234,500
Assets Acquired for Common Stock	-	-	$ 1,020,465
Common Stock Issued as Dividends-in-kind	-	-	$ 2,008,096

The accompanying notes are an integral part of these financial statements.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization. Healthbridge, Inc. (the Company) (Healthbridge Texas) was incorporated under the laws of the State of Texas on February 17, 1993, as GFB Alliance Services, Inc., with an authorized capital of 10,000 shares of $0.10 par value common stock. On December 17, 1996, the Company changed the name of the corporation to World Staffing II, Inc., and increased its authorized capital to 50,000,000 shares of $0.0001 par value common stock. The articles of amendment were filed on July 24, 1997, with the State of Texas. On November 3, 1998, the Company amended its articles of incorporation and changed its name to WattMonitor, Inc. (WattMonitor). On February 28, 1999, WattMonitor and Healthbridge, Inc. (a Delaware Corporation) (Healthbridge Delaware) completed a merger converting 8,814,284 shares of Healthbridge Delaware common stock into WattMonitor common stock as more fully described below. On May 13, 1999, the Company amended its articles of incorporation and changed its name to Healthbridge, Inc. (Healthbridge Texas), and increased its authorized capital to 75,000,000 million shares of stock: 25,000,000 shares of $0.0001 par value preferred stock and 50,000,000 shares of $0.0001 par value common stock. The Company has a perpetual existence.

Capital Formation.

From Inception through December 31, 1997

On February 17, 1993, WattMonitor issued 60,000 (1,200,000 current equivalent) shares of common stock for organization costs at $0.02 per share, or $1,200.

During February 1997, WattMonitor issued 641,360 shares of common stock for cash of $80,272.

On February 12, 1997, the Board of Directors of WattMonitor approved a 200 for 1 forward split.

Year ended December 31, 1998

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

Year ended December 31, 1999

During 1999, WattMonitor adjusted its shares down by 750 shares of common stock for rounding.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

During February 1999, WattMonitor completed a Private Placement for 450,000 shares of common stock for cash at $2.00 per share, or $900,000, less offering costs of $105,000.

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

During February 1999, Healthbridge Delaware issued 4,850,000 shares of common stock by exercising its conversion right of debt to equity for cancellation of $1,000,000 note assumed. See Note 3.

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

The merger was treated as a reverse acquisition as prescribed by Accounting Principles Board No. 16, "Business Combinations," because the shareholders of the company being acquired retained actual control of the resulting combined company. Healthbridge Delaware is the continuing reporting entity for accounting purposes and Healthbridge Texas (formerly WattMonitor) was the acquirer for legal purposes. The equity section reflects the recapitalization of the merger: retirement of old shares and issuance of new shares for the net equity of Healthbridge Texas, with no goodwill being recorded, or $798,061.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

During 1999, the Company adjusted its common shares up by 3,000 (30,000 shares adjusted for 1 for 10 reverse split) for certificates previously issued on February 17, 1993, for organizational costs, but not reflected as outstanding by the previous transfer agent.

Year Ended December 31, 2000

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

During November 2000, the Company issued 200,000 shares of common stock for services rendered at $0.25 per share, or $50,000, pursuant to an S-8 Registration Statement.

During December 2000, the Company issued 150,000 shares of common stock by converting $75,000 of accounts payable to equity at $0.50 per share pursuant to an S-8 Registration Statement.

During December 2000, the Company issued 199,000 shares of common stock by converting $99,500 of loans payable, including accrued interest of $14,819, to equity at $0.50 per share.

Year ended December 31, 2001

During March 2001, the Company issued 30,000 shares of common stock for services rendered through the exercise of stock options at $0.10 per share, or $3,000.

During April 2001, the Company issued 15,000 shares of common stock for services rendered at $0.10 per share, or $1,500.

During May 2001, the Company issued 400,000 shares of common stock for consulting services rendered per a Consulting Agreement effective January 2, 2001, at $0.17 per share, or $68,000 pursuant to an S-8 Registration Statement.

During June 2001, the Company issued 832,061 shares of restricted common stock to convert debt to equity at $0.30 per share, or $249,618.

During June 2001, the Company issued 75,000 shares of common stock to convert $30,000 of accounts payable to equity at $0.40 per share arising from a Consulting Agreement effective January 1, 2001 for consulting services rendered pursuant to an S-8 Registration Statement.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

During August 2001, the Company issued 500,000 shares of common stock for consulting services rendered at $0.15 per share, or $75,000 per a Consulting Agreement effective April 1, 2001 pursuant to an S-8 Registration Statement.

During August 2001, the Company issued 400,000 shares of common stock for services rendered at $0.15 per share, or $60,000 per a Consulting Agreement effective May 1, 2001 pursuant to an S-8 Registration Statement

During August 2001, the Company issued 50,000 shares of common stock for legal services rendered at $0.15 per share, or $7,500.

During December 2001, the Company issued 200,000 shares of common stock at $0.15 per share to convert $30,000 of accounts payable to equity at $0.15 per share and 257,000 shares at $0.15 per share, or $38,550 for consulting services rendered per a Consulting Agreement effective January 1, 2001 and 36,000 shares of common stock at $0.15 per share for other consulting services rendered by a different individual pursuant to an S-8 Registration Statement.

Nature of operations. The Company is a development stage company which intends to engage in the marketing and distribution of infectious medical waste sterilization and disposal technologies. To date, management has devoted the majority of efforts to (i) developing its marketing philosophy and market strategy, including registering patents throughout the world, (ii) pursuing and assembling a management team to complete its marketing goals and (iii) obtaining sufficient working capital through loans from shareholders and equity offerings.

Summary of Significant Accounting Policies.

Method of Accounting - The Company's financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

Foreign Currency Translation - The Company maintains both a U.S Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred.

Intangible Assets - Intangible assets represent patents and are recorded at cost in accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." The Company amortizes the intangible assets using the straight-line method over the term of the specific agreements. Continually, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life, and records the change prospectively.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Long-Lived Assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Start-up Expenses - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." For income tax purposes, the Company has elected to treat its start-up and organizational costs as deferred expenses and amortize them over a period of sixty months beginning in the first month the Company is actively in business. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $102,500. See Note 3.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Dividends-in-kind - Dividends-in-kind represent the issuance of common stock without consideration and are recorded at the fair value of the shares received. Transfers of shares of the Company's common stock as dividends are essentially no more than a realignment of stockholders' equity.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The Company is a development stage company, as defined in Financial Accounting Standards Board No. 7. The Company has incurred cumulative losses since inception and expects to incur significant operating losses in the future. The Company's ability to eliminate operating losses is dependent upon a variety of factors, many of which it is unable to control. These factors include its ability to acquire a profitable business, its ability to obtain equity financings, and general economic conditions. Management's plans include obtaining working capital funds by seeking additional funding from shareholders and private placements of its common stock to meet such needs. Therefore, for at least the next twelve months the Company has viable plans to continue as a going concern.

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

NOTE 3 - ASSET PURCHASE AGREEMENT

On January 27, 1999, Healthbridge Delaware completed an "Asset Purchase Agreement" (APA), with Roatan Medical Technologies, Inc. (a Nevada Corporation), WinTex Corporation (a Texas Corporation and wholly owned subsidiary of Roatan Medical Technologies, Inc.), Roatan Medical Services Inc. (a Texas Corporation), and United Services, Inc. (United), and Mr. Wilhelm Liesner (an individual), the "Sellers." Healthbridge Delaware issued 2,560,237 shares of Healthbridge common stock in exchange for all of the assets of the sellers including all patents, inventories, machinery, equipment, intangibles, and cash on hand and in banks as described below. Certain assets, such as all tax loss carryforwards, carrybacks, net operating losses, refunds, offsets, etc., are excluded from the exchange. In accordance with the restructuring, Healthbridge Delaware also assumed certain of the payment and performance obligations of the Sellers and its principal stockholder. The following is a summary of the assets acquired and liabilities assumed:

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Assets Acquired:
Inventory (Note 4)	$40,395
Fixed Assets, Net (Note 5)	10,778
Organization Costs (Note 2)	102,500
Patents, Net (Note 6)	2,100,007	2,253,680

Liabilities Assumed:
FCIC Promissory Note (FCIC)	1,000,000
Accounts Payable per agreement
(includes FCIC "Expense Notes"
of $84,681) (See below)	233,215	(1,233,215)
Additional Paid In Capital		$1,020,465

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

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 5 - PATENTS

The Company has two patents: (1) U.S. Patent No. 5,728,310 "Microwave waste sterilizer and method of use," and (2) U.S. Patent No. 5,495,941, "Dual compartment sterilizable waste containment unit." The estimated useful lives of the patents are seventeen (17) years. Patents represent the rights to utilize a combination of microwave and steam technology to sterilize infectious waste. The self-contained modular system known as the "Redloc II Waste Disposal System," processes infectious waste in pressurized reusable containers until the waste is sterilized. The waste is then processed through a granulator before disposal in public waste facilities. Included in discontinued operations for deficit accumulated during the development stage is a write-down of patents of $2,100,007.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has an agreement for consulting services with the President and Director at $2,675 per month, which has an automatic renewal provision until terminated by the Company or the consultant.

NOTE 7 - NOTES PAYABLE AND LOANS FROM SHAREHOLDERS

Loans from Shareholders of $48,500 at December 31, 2001 represents a series of loans from a certain shareholder bearing interest at 8% per annum and due on demand. Accrued interest at December 31, 2001 was $898.

Notes Payable represents the following at December 31, 2000:

ValorInvest, Ltd. (1)	$100,000
Shareholder Loans (2)	60,000
Other Loans (3)	27,005
Total	$187,005

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

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

All of the above loans outstanding at December 31, 2000 totaling $187,005 were converted to equity at $0.30 per share including accrued interest of $5,613. Additional accrued but unpaid/unconverted accrued interest related to these loans converted during 2000 was $4,069 at December 31, 2001.

NOTE 8 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate revenues. Management has considered these factors in reaching its conclusion as to the valuation allowance and has recorded a 100% valuation allowance against any deferred tax asset for financial reporting purposes. The income tax effect, utilizing a 34% tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following at December 31:

Deferred Taxes	2001	2000
Start-up Costs	$1,507,774	$1,364,291
Valuation Allowance	(1,507,774)	(1,364,291)
Net Deferred Tax Assets	$0	$0

The net change in the valuation allowance for 2001 was a increase of $143,483 and for 2000 was an increase of $277,625, which was principally the result of startup-costs deferred for income tax purposes until the first month the Company is actively in business.

NOTE 9 - STOCK OPTION PLANS

On April 8, 1999, the Board of Directors approved the 1999 Stock Incentive Plan and reserved 1,500,000 shares of common stock exclusively for issuance pursuant to Stock Incentives. The exercise price per share will be identified in each Stock Incentive Agreement, but in no event will be less than the fair market value on the date of grant.

The option expiration date is ten years after the date the option is granted for a participant who is not an over 10% owner, and five years for a participant who is an over 10% owner. On May 30, 2000, the Company granted 30,000 options at $0.71 per share to its President. On March 5, 2001, the Company decreased the exercise price to $0.10 per share and the options were exercised through consulting services rendered. The options vest over a three year period under certain conditions as outlined in the vesting schedule.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

	2001	2000
Net Loss
As Reported	$422,008	$816,545
Pro Forma	$423,582	$818,119

Net Loss Per Share
As Reported	$0.03	$0.06
Pro Forma	$0.03	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2000: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 5%, and expected lives of five years.

NOTE 10 - WARRANTS

During 2000, the Company granted warrants to purchase common stock at a purchase price of $0.50 per share, expiring in 2001, to certain parties as a result of certain agreements entered under a Private Placement, Promissory Notes Payable, and in exchange for deferring payment terms on outstanding debt. All of the warrants expired during 2001. None of the warrants were valued because the purchase price equaled or exceeded the fair market value on the date of grant.

===========================================================================

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 11 - SUBSEQUENT EVENTS

Waste Sterilization Agreement - On January 25, 2002, the Company executed an Intellectual Property Assignment and Sale Agreement ("Agreement") with B.I.M.E. GmBH, a German corporation, Hermann Esser and Eduard Kneifel, both German residents ("Sellers"), to acquire certain infectious medical waste sterilization and disposal technologies developed in Germany. The Agreement transfers to the Company the exclusive ownership of both the Valides® Modular Infectious Medical Waste Disposal System and the Medides System together with all the intellectual property, including the patents, patents pending, proprietary software and licenses, required to manufacture, operate and market these technologies worldwide. The Company is to pay Sellers a total of $180,000 and 750,000 restricted shares of common stock, in three installments. The Company paid $47,040 on closing (January 25, 2002) and $53,024 on February 14, 2002. The remaining balance of cash and stock was due on March 31, 2002. Funds used to close the Agreement were obtained from an individual unrelated to the Company pursuant to a Secured Loan Agreement dated January 24, 2002 for $165,000 of which $15,000 represented a fixed interest payment to the individual as consideration for the loan. The loan is secured by intellectual property described above.

2002 Employee Benefit Plan - On February 6, 2002, the Company's Board of Directors approved the 2002 Employee Benefit Plan and reserved 5,000,000 shares of $0.0001 par value common stock for issuance thereunder.

Common Stock - On March 4, 2002, the Company's Board of Directors approved the issuance of 1,500,000 shares of common stock to certain individuals pursuant to consulting agreements for services rendered in connection with the introduction of the Valides® and Medides waste sterilization and disposal systems in Europe and South East Asia.

===========================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in or disagreements with our independent accountants, Clancy & Co., P.L.L.C.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)

Nora Coccaro	45	President and Director

Wilhelm H. Liesner	67	Director

Antonio Ponte	45	Director

Nora Coccaro was appointed to the Company's board of directors on November 16, 1999, and currently serves as a director, and as our president, treasurer and secretary. Ms. Coccaro will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently serves as the president and sole director of Net Master Consultants, Inc., an Over the Counter Bulletin Board (OTC: BB) company without current operations, and as the president and a director of Thor Ventures, Corp. an OTC: BB company without current operations. Ms. Coccaro has served as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB company without current operations from 1998 until May 1999 and as a director and executive vice-president of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. During 1996 and 1997, Ms. Coccaro was retained by Homestake Mining Company as a consultant to review mineral title administration procedures, land status and conduct market research in Central America.

Since September 1998 she has also acts as the Consul of Uruguay to Western Canada.

Mr. Wilhelm H. Liesner, was appointed to the board of directors on February 1, 1999. Mr. Liesner will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

Mr. Liesner has been an investor, operator, and financier of real estate, manufacturing, and trading ventures in Europe and the United States for 25 years. Mr. Liesner made a significant personal investment in the technology that served as the basis for the Company's Redloc II System and helped fund efforts to develop a commercially viable application of the technology.

Mr. Antonio Ponte, was appointed to the board of directors on February 1, 1999. Mr. Ponte will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified. Mr. Ponte founded RAIFINANZE AG-ZURICH in 1987 and has served as Chairman of the Board and Chief Executive Officer since that time. Mr. Ponte has 25 years of investment and financial services experience in Switzerland, Germany, Italy, and the United States. His employment background includes the Neue Argauer Bank, the largest regional bank in Switzerland and UBS, Union Bank of Switzerland, where his fluency in five languages led to positions in business development and international banking. Mr. Ponte remained with Citibank Switzerland for almost 11 years as a manager in private banking, marketing, and the institutional banking division overseeing the credit risks of financial institutions, and as relationship manager for many Swiss banks. These positions provided significant banking contacts and relationships for RAIFINANZ in eight countries.

===========================================================================

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following persons or entities who during the period ended December 31, 2001 were either directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Nora Coccaro, Wilhelm Liesner, Antonio Ponte, MFC, Merchant Bank, SA., United Systems.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2001, 2000, and 1999. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Nora Coccaro, President Director	2001 2000 1999	32,100 32,100 5,350	- - -	- - -	- 20,000* -	- 30,000** -	- - -	- - -
Wilhelm H. Liesner	2001 2000 1999	- 60,000 5,000	- - -	- - -	- - -	- - -	- - -	- - -
Antonio Ponte	2001 2000 1999	- - -	- - -	- - -	- - -	- - -	- - -	- - -

* The 20,000 shares shown represents the Company's issuance, during April of 2000, of restricted shares of the Company's common stock to Ms. Coccaro for services rendered to the Company.
** The 30,000 shares shown represents the Company's grant of common stock purchase options at $0.71 per share. The option price was subsequently decreased and the options were exercised on March 30, 2001 (see note 9 to f/s).

Compensation of Directors

We have entered into a management agreement with one of our directors, Ms. Nora Coccaro, for the payment of $2,675 per month in consideration of Ms. Coccaro's services as president and as a director.

===========================================================================

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 11, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 11, 2002, there were 17,531,346 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Ownership	Number of Shares	% of Class
Common	Nora Coccaro, president/director 1177 - 1818 West Hastings Street Vancouver, British Columbia Canada	Legal	50,000	0.0
Common	Wilhelm Liesner, director Prinzeregentenmstrasse 124 D-81677, Munich, Germany	Legal	615,576	3.5
Common	Antonio Ponte, director 1177 West Hastings Street Vancouver, British Columbia Canada	Legal	10,000	0.0
Common	MFC Merchant Bank, SA 6, Cours de Rive P.O. Box 3540 1211 Geneva 3, Switzerland	Legal	3,598,226	20.5
Common	United Systems* 3627 Cole Avenue, Suite 330 Dallas, Texas 75204	Legal	2,077,800	11.9
All executive officers and directors as a group	Legal		2,753,376	15.4

* Wilhelm Liesner is the sole shareholder of United Systems and therefore ownership of 2,693,376 shares of the Company's common stock is attributed to Mr. Liesner.

===========================================================================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 21, 2000, the Company's board of directors approved the issuance of 20,000 restricted shares of the Company's common stock to Ms. Coccaro, one of the Company's officers and directors. The board of directors further granted to Ms. Coccaro 30,000 common stock purchase options at an exercise price of $0.71 cents per share. The common stock purchase option price was subsequently decreased and the options were exercised on March 31, 2001.

On March 16, 2000, the Company entered into a consulting agreement with Ms. Coccaro with an initial one-year term and is renewable without notice. The agreement requires the Company to pay Ms. Coccaro $2,675 a month for her services. The consulting agreement has been renewed.

During February of 1999, the Company entered into a consulting agreement with Mr. Liesner with a one-year term. The agreement required the Company to pay Mr. Liesner $5,000 a month for his services. The agreement expired in February of 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 35 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by the Form 10-KSB.

===========================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April, 2002.

 Healthbridge, Inc.

 /s/ Nora Coccaro
Nora Coccaro, President/Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Nora Coccaro
Nora Coccaro

President/CFO and Director

April 12, 2002

/s/ Wilhelm Liesner
Wilhelm Liesner

Director

April 12, 2002

/s/ Antonio Ponte
Antonio Ponte

Director

April 12, 2002

===========================================================================

INDEX TO EXHIBITS

EXHIBIT NO.

 PAGE
NO.

DESCRIPTION

3(i)

*

Articles of Incorporation of the Company

3(ii)

*

Amendment to Articles of Incorporation of the Company

3(iii)

*

Amendment to Articles of Incorporation of the Company

3(iv)

*

Amended and Restated Articles of Incorporation of the Company

3(v)

*

Bylaws of the Company

10(i)

**

Intellectual Property Assignment and Sale Agreement between the Company and Sellers.

10(ii)

**

Secured Loan Agreement

10(iii)

36

Amendment to Intellectual Property Assignment and Sale Agreement dated March 28, 2002.

10(iv)

37

Amendment to Intellectual Property Assignment and Sale Agreement dated April 10, 2002.

*

Incorporated by reference from the 10-SB filed with the Commission on April 17, 2000

**

Incorporated by reference from the 8-K filed with the Commission on February 12, 2002

===========================================================================