Form 10QSB
period 2002-03-31
HEALTHBRIDGE INC
filed 2002-05-15
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________to_____________


                       Commission File Number 000-28311


                              HEALTHBRIDGE, INC.
            ------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

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


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 12, 2002 was 18,341,346.


===============================================================================

                               TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................   3

Unaudited Balance Sheet as of March 31, 2002..............................   3

Unaudited Statement of Operations for the three months ended
March 31, 2002 and 2001 and the period since Date of Inception
to March 31, 2002.........................................................   4

Unaudited Statement of Cash Flows for the three months ended
March 31, 2002 and 2001 and the period since Date of Inception
to March 31, 2002.........................................................   5

Notes to Unaudited Financial Statements...................................   6


ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...................................   7

PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..........................   9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   9

SIGNATURES................................................................   9

INDEX TO EXHIBITS.........................................................  10

                                    -  2 -
===============================================================================

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Healthbridge, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 3 through 5 and are incorporated herein by this reference.

                              HEALTHBRIDGE, INC.
                        (A Development Stage Company)

                                BALANCE SHEETS
                          MARCH 31, 2002 (unaudited)

ASSETS
Current Assets
   Cash and Cash Equivalents                                        $    3,340

Intangible assets                                                      405,000
                                                                    ----------

Total Assets                                                        $  408,340
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                 $  351,811
   Notes Payable-Secured                                               165,000
   Due to BIME                                                          79,936
   Loans from Shareholders                                              48,500
   Accrued Interest                                                      5,924
                                                                    ----------
Total Liabilities                                                      651,171

Commitments and Contingencies

Stockholders' Equity
Preferred Stock:  $0.0001 Par Value, Authorized:
   25,000,000 Issued and outstanding:  None                                  0
Common Stock: $0.0001 Par Value, Authorized Shares:
   50,000,000; Issued and Outstanding: 18,281,346                        1,829
Additional Paid In Capital                                           6,839,460
Deficit Accumulated During the Development Stage                    (7,084,120)
                                                                    ----------
Total Stockholders' Equity (A Deficit)                                (242,831)
                                                                    ----------

Total Liabilities and Stockholders' Equity                          $  408,340
                                                                    ==========

            See condensed notes to financial statements.

                                    -  3 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
      FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO MARCH 31, 2002
                                  (unaudited)

                                                                               Deficit
                                                  Three Months Ended         Accumulated
                                                      March 31,              During the
                                              --------------------------     Development
                                                 2002           2001            Stage
                                              -----------    -----------     -----------
Revenues                                      $         0    $         0     $         0

General and Administrative Expenses               640,492         54,668       1,959,882

Operating Loss                                   (640,492)       (54,668)     (1,959,882)

Other Income (Expense)
   Interest Expense                                  (957)        (3,390)        (26,356)
   Interest Income                                     54           -              8,563
                                              -----------    -----------     -----------
Total Other Income (Expense)                         (903)        (3,390)        (17,793)
                                              -----------    -----------     -----------

Loss from Continuing Operations                  (641,395)       (58,058)     (1,977,675)

Loss on Discontinued Operations                      -              -         (2,995,849)
                                              -----------    -----------     -----------

Net Loss Before Cumulative Effect
   of Accounting Change                          (641,395)       (58,058)     (4,973,524)

Cumulative Effect of Accounting Change               -              -           (102,500)
                                              -----------    -----------     -----------

Net Loss Available to Common Stockholders     $  (641,395)   $   (58,058)    $(5,076,024)
                                              ===========    ===========     ===========

Basic Loss Per Share of Common Stock:         $    (0.04)    $    (0.004)
                                              ===========    ===========

Weighted Average Number of Common Shares
   Outstanding
   Basic and Diluted                           17,031,346     13,236,825
                                              ===========    ===========

            See condensed notes to financial statements.

                                    -  4 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
      FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO MARCH 31, 2002
                                  (unaudited)

                                                                               Deficit
                                                  Three Months Ended         Accumulated
                                                      March 31,              During the
                                              --------------------------     Development
                                                 2002           2001            Stage
                                              -----------    -----------     -----------
Cash Flows From Operating Activities
Net Loss                                      $  (641,395)   $   (58,058)    $(5,076,024)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities
     Common Stock Issued for Services             555,000          3,000         885,150
     Compensation Cost                               -              -              6,000
     Depreciation and Amortization                   -              -             10,778
     Write-off of Organizational Costs               -              -            102,500
     Write-off of Intangible Assets                  -              -          2,100,007
     Write-off of Inventory Disposed of              -              -             40,395
Changes in Assets and Liabilities
     (Increase) Decrease in Other Advances          7,866           -               -
     Increase (Decrease) in Accounts Payable       20,165            374         338,276
     Increase (Decrease) in Accrued Interest          957          3,389          26,356
                                              -----------    -----------     -----------
Total Adjustments                                 583,988          6,763       3,509,462
                                              -----------    -----------     -----------
Net Cash Flows Used In Operating Activities       (57,407)       (51,295)     (1,566,562)

Cash Flows From Investing Activities                 -              -               -
     Purchase of Intellectual Property Rights    (100,064)          -           (100,064)
                                              -----------    -----------     -----------
Net Cash Flow Used in Investing Activities       (100,064)          -           (100,064)

Cash Flows From Financing Activities
     Notes Payable/Loans from Shareholders        165,000         30,000         707,505
     Proceeds from the Sale of Common Stock          -              -          1,095,000
     Cost of capital                              (15,000)          -           (135,600)
                                              -----------    -----------     -----------
Net Cash Flows Provided By
Financing Activities                              150,000         30,000       1,666,905
                                              -----------    -----------     -----------

Increase (Decrease) in Cash and
Cash Equivalents                                   (7,471)       (21,295)            279

Cash and Cash Equivalents,
Beginning of Year                                  10,811         24,623           3,061
                                              -----------    -----------     -----------

Cash and Cash Equivalents, End of Year        $     3,340    $     3,328     $     3,340
                                              ===========    ===========     ===========

Cash paid for interest and income taxes:             -              -               -
                                              ===========    ===========     ===========


Supplemental noncash investing and
financing activities:
     Common Stock Issued for Services         $   555,000    $     3,000     $   885,150
                                              ===========    ===========     ===========
     Conversion of Debt and Accrued Interest
     to Equity                                       -              -        $ 1,499,618
                                              ===========    ===========     ===========
     Conversion of Accounts Payable to Equity        -              -        $   234,500
                                              ===========    ===========     ===========
     Assets Acquired for Common Stock         $   225,000           -        $ 1,245,465
                                              ===========    ===========     ===========
     Common Stock Issued as Dividends-in-kind        -              -        $ 2,008,096
                                              ===========    ===========     ===========

            See condensed notes to financial statements.

                                    -  5 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A Development Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2002


NOTE 1. STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying audited financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.


NOTE 2. PRESENTATION

Certain accounts have been reclassified to confirm to the current period's presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.


NOTE 3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock is computed by dividing the net loss (numerator) for the period by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share information is adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share.


NOTE 4. GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its business and will require additional funding during the next twelve months. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to fund operations. As a result, we expect to aggressively pursue additional sources of funds, including debt and equity offerings.


NOTE 5. INTANGIBLE ASSETS

On January 25, 2002, the Company entered into an Intellectual Property Assignment and Sale Agreement ("Agreement") with several parties ("Sellers") for the purpose of acquiring certain infectious waste sterilization and disposal technologies developed in Germany. The Agreement requires the Company to pay to the Sellers a total of $180,000 and 750,000 restricted shares in three installments. The total value of the intangible asset is $405,000 representing $180,000 and 750,000 shares of restricted common stock valued at $0.30 per share representing the fair marked value on the date of issuance. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company plans to assess impairment of the asset at least annually.

The Company paid the first two installments of cash equaling $100,064.
The balance is due in three installments on May 15, 2002, June 15, 2002, and
July 15, 2002.   The first installment of approximately $22,000 was paid on
May 10, 2002.

Funds used to close the Agreement were obtained from an individual unrelated to the Company pursuant to a Secured Loan Agreement dated January 24, 2002, for $165,000 of which $15,000 represented the fixed interest payment to the individual as consideration for the loan. The loan is secured by the intellectual property described above. The note was paid in full on May 10, 2002.


NOTE 6.  SUBSEQUENT EVENTS

On May 6, 2002, the raised $250,000 through the issuance of Series A Convertible Debentures for a term of three years, bearing interest at 7.5% and payable annually on May 6. Principal and interest are convertible into shares of the Company's common stock during the term at a conversion price of $0.25 per share. In the event that the trading average price of the shares of common stock during 30 consecutive trading days is above 200% of the conversion price. The Company has agreed to file a registration statement to register the underlying securities within 120 days of closing the offering and to pay a 10% commission on funds raised.


                                    -  6 -
===============================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 to the Company's most recent Form 10-KSB. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-QSB contains certain forward looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.
The Company's actual results could differ materially from those discussed here. The Company is a development stage company that is engaged in the marketing and distribution of infectious medical waste sterilization and disposal technologies. To date, management has devoted the majority of efforts to
(i) negotiating and concluding a technology purchase agreement, (ii) developing its marketing philosophy and market strategy, including registering patents throughout the world, (iii) pursuing and assembling a management team to complete its marketing goals and (iii) obtaining sufficient working capital through loans from shareholders, equity and debt offerings to conclude the technology acquisition.

PLAN OF OPERATION

The Company's plan of operation is to develop, manufacture, and market the Valides(r) and Medides Systems medical waste sterilization and disposal technologies to the international market for medical waste disposal.

During the first quarter of the current fiscal year, the Company identified a general manager for sales and marketing and finalized an employment agreement. The Company also identified potential production sites, started the process of contacting potential sales people, located prospective component manufacturers and begun the process of establishing an after market sales program.

The Company also focused much of its energy on creating marketing materials, including video presentations and on building a web site. Management prepared marketing materials, started the process of building an international network of contacts in the medical waste disposal industry and initiated contacts with government officials in Germany to seek their support in validating the advantages of the Valides(r) and Medides Systems

During the second quarter of the current fiscal year, the Company intends to identify markets for the Valides(r) and Medides Systems outside of Europe. The focus outside of Europe will include identifying production sites and expanding a sales network.

The Company's activities in Europe will include making application to government agencies that provide funding for environmentally friendly technologies, hiring fabrication and production staff in Europe and opening a production site. Further, the Company anticipates concluding agreements for component parts and after market services with prospective purchasers of the Valides(r) and Medides Systems.

The third quarter of the current fiscal year is to be devoted to building on the Company's activities in Europe and expanding operations to South American markets. The Company expects to file applications with South American regulatory bodies that would introduce the Valides(r) and Medides Systems to South America, hire a manager and fabricator in South America and open a production site capable of filling anticipated purchase orders from the region.

The Company expects to expand its activities into Asian markets in the fourth quarter of the current fiscal year while growing operations in Europe and South America. Management intends to file applications with Asian regulatory bodies in an effort to introduce the Valides(r) and Medides Systems to Asian markets. The Company's pattern of expansion would include expanding its sales force, hiring a manager and fabricator in Asia and opening a production site.
The Company anticipates purchase orders from Asia this year and plans to be in a position to fill orders from an Asian production site.


                                    -  7 -
===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's only significant asset was intangible assets of $405,000 representing the intellectual property rights to the Valides(r) and Medides Systems.

The Company intends to raise up to $1,000,000 through convertible debentures with three year terms bearing interest at 7.5% convertible into shares of the Company's common stock at a conversion price of $0.25 per share to fund the plan of operation through the calendar year ending December 31, 2002.
The Company has agreed to file a registration statement to register the underlying securities within 120 days of closing the offering and to pay a 10% commission on funds raised. On May 6, 2002, the Company raised $250,000, which was used to repay a secured loan of $165,000 and approximately $22,000 was used to pay the first of three installments for the balance of the payable due on the purchase of the intellectual property rights. The other two installments are due on June 15, 2002 and July 15, 2002.

Should the Company be unable to successfully complete the convertible debenture offering, it anticipates raising capital through other debt or equity financings from public or private sources to satisfy the cash needs of fulfilling its plan of operation through the calendar year ending
December 31, 2002. However, there can be no assurances that the Company will be able to raise the funds required by its plan of operation.

The Company intends to purchase equipment to be used in the production of the Valides(r) and Medides Systems as described in its plan of operation. The intention to purchase equipment is subject to the Company's ability to raise sufficient capital to satisfy its plan of operation.

The Company intends to hire new employees as managers, production personnel and sales people in accord with its plan of operation. The intention to hire employees is subject to the Company's ability to raise sufficient capital to satisfy its plan of operation.

CRITICAL ACCOUNTING POLICIES

The financial statements were prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and base our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our accounting policy for intangible assets to be our only critical accounting policy because it is primarily based on the asset generating future cash flows. We plan to assess the carrying amount periodically to determine if impairment has occurred.

                                    -  8 -
===============================================================================

                                    PART II


ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The Registrant issued 750,000 shares of restricted common stock for the purchase of certain intellectual property rights during January 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

     (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the period covered by this Form 10-QSB.

          (1) On January 25, 2002, the Company announced the acquisition of infectious medical waste sterilization and disposal technologies from certain sellers in exchange for cash and stock consideration. The agreement pursuant to which the technology was acquired is attached to the filing.




                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May, 2002.




HEALTHBRIDGE, INC.



________________________________________________
Nora Coccaro
President, Chief Financial Officer, and Director


                                    -  9 -
===============================================================================

                               INDEX TO EXHIBITS
EXHIBIT      PAGE
  NO.         NO.         DESCRIPTION
-------      ----         -----------------------------------------------------
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

  * Incorporated by reference from the 10-SB filed with the Commission on April 17, 2000

                                    - 10 -
===============================================================================