Form 10QSB
period 2002-06-30
HEALTHBRIDGE INC
filed 2002-08-14
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002.

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

                       1818 - 1177 West Hastings Street,
                      Vancouver, British Columbia V6E 2K3
            ------------------------------------------------------
                   (Address of principal executive office)

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

                               Yes [X]   No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2002 was 18,841,346.

===============================================================================

                               TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .    3

Unaudited Consolidated Balance Sheet as of June 30, 2002  . . . . . . . .    4

Unaudited Consolidated Statement of Operations
for the three and six months ended June 30, 2002 and 2001
and the period from inception to June 30, 2002  . . . . . . . . . . . . .    5

Unaudited Consolidated Statement of Cash Flows
for the six months ended June 30, 2002 and 2001
and the period from inception to June 30, 2002 . . . . . . . . . . . . . .   6

Notes to Unaudited Financial Statements  . . . . . . . . . . . . . . . . .   7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . .    9


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                                    -  2 -
===============================================================================

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Healthbridge, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.


                                    -  3 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A Development Stage Company)

                     UNAUDITED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2002


ASSETS

Current Assets
   Cash and cash equivalents                          $     66,681
                                                      ------------
Total Current Assets                                        66,681

Intangible Assets                                          405,000
                                                      ------------

Total Assets                                          $    471,681
                                                      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses              $    464,608
   Loans from shareholders                                  59,000
   Notes payable - BIME                                     69,554
   Convertible debentures                                  325,000
   Accrued Interest                                         10,814
                                                      ------------
Total Liabilities                                          928,976

Commitments and Contingencies                                 -

Stockholders' Equity
Preferred Stock:  $0.0001 Par Value,
   Authorized: 25,000,000 Issued and outstanding:
   None                                                      None
Common Stock: $0.0001 Par Value,
   Authorized Shares:  50,000,000;
   Issued and Outstanding:  18,841,346                       1,885
Additional Paid In Capital                               6,954,004
Deficit Accumulated During the Development Stage        (7,413,184)
                                                      ------------
Total Stockholders' Equity (A Deficit)                     457,295
                                                      ------------

Total Liabilities and Stockholders' Equity            $    471,681
                                                      ============

          See condensed notes to consolidated financial statements.

                                    -  4 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A Development Stage Company)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND
      FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO JUNE 30, 2002

                                                                                                    Deficit
                                                  Three Months               Six Months           Accumulated
                                                 Ended June 30,            Ended June 30,         During the
                                            ------------------------  ------------------------    Development
                                               2002         2001         2002         2001           Stage
                                            -----------  -----------  -----------  -----------   -------------
Revenues                                           -            -            -            -               -

General and administrative expenses            (324,120)    (101,279)    (964,612)    (155,947)     (2,284,002)
                                            -----------  -----------  -----------  -----------   -------------

Operating loss                                 (324,120)    (101,279)    (964,612)    (155,947)     (2,284,002)

Other Income (Expense)
  Interest expense                               (4,944)        -          (5,901)      (3,390)        (31,300)
  Interest income                                  -            -              54         -              8,563
                                            -----------  -----------  -----------  -----------   -------------
Total other income (expense)                     (4,944)        -          (5,847)      (3,390)        (22,737)
                                            -----------  -----------  -----------  -----------   -------------

Loss from continuing operations                (329,064)    (101,279)    (970,459)    (159,337)     (2,306,739)

Loss on discontinued operations                    -            -            -            -         (2,995,849)
                                            -----------  -----------  -----------  -----------   -------------

Net loss before cumulative effect
  of accounting change                         (329,064)    (101,279)    (970,459)    (159,337)     (5,302,588)

Cumulative effect of accounting change             -            -            -            -           (102,500)
                                            -----------  -----------  -----------  -----------   -------------

Net loss available to common stockholders   $  (329,064) $  (101,279) $  (970,459) $  (159,337)  $  (5,405,088)
                                            ===========  ===========  ===========  ===========   =============

Basic and diluted loss per share:
  Continuing operations                     $    (0.02)  $    (0.007) $    (0.05)  $    (0.01)
  Discontinued operations                          -            -            -            -
  Cumulative effect of accounting change           -            -            -            -
  Net loss available to common stockholders $    (0.02)  $    (0.007) $    (0.05)  $    (0.01)
                                            ===========  ===========  ===========  ===========

Basic and diluted weighted average number
  of common shares outstanding               18,535,192   13,679,851   17,750,131   13,462,568
                                            ===========  ===========  ===========  ===========

          See condensed notes to consolidated financial statements.

                                    -  5 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A Development Stage Company)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND
      FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 1993) TO JUNE 30, 2002

                                                                           Less
                                                   Six Months           Accumulated
                                                 Ended June 30,         During the
                                            ------------------------    Development
                                               2002         2001           Stage
                                            -----------  -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                    $  (970,459) $   (58,058)  $  (5,405,088)
Adjustments to Reconcile Net Loss to
  Net Cash Used In Operating Activities
    Common Stock Issued for Services            702,100        3,000       1,032,250
    Compensation Cost                              -            -              6,000
    Depreciation and Amortization                  -            -             10,778
    Write-off of Organizational Costs              -            -            102,500
    Write-off of Intangible Assets                 -            -          2,100,007
    Write-off of Inventory Disposed of             -            -             40,395
Changes in Assets and Liabilities
    (Increase) Decrease in Other Advances         7,866         -               -
    Increase (Decrease) in Accounts Payable     141,963          374         460,074
    Increase (Decrease) in Accrued Interest       5,847        3,389          31,246
                                            -----------  -----------   -------------
Total Adjustments                               857,776        6,763       3,783,250
                                            -----------  -----------   -------------
Net Cash Flows Used In Operating Activities    (112,683)     (51,295)     (1,621,838)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment on intellectual property rights      (119,447)        -           (119,447)
                                            -----------  -----------   -------------
Net cash flows used in investing activities    (119,447)        -           (119,447)

Cash Flows From Financing Activities
  Loans from shareholders                        10,500       30,000         553,005
  Proceeds from secured note payable            165,000         -            165,000
  Repayment of secured note payable            (165,000)        -           (165,000)
  Notes payable-convertible debentures          325,000         -            325,000
  Proceeds from the Sale of Common Stock           -            -          1,095,000
  Offering Costs                                (47,500)        -           (168,100)
                                            -----------  -----------   -------------
Net Cash Flows Provided
  By Financing Activities                       288,000       30,000       1,804,905
                                            -----------  -----------   -------------

Increase (Decrease) in Cash and
  Cash Equivalents                               55,870      (21,295)         63,620

Cash and Cash Equivalents,
  Beginning of period                            10,811       24,623           3,061
                                            -----------  -----------   -------------

Cash and Cash Equivalents, End of period    $    66,681  $     3,328   $      66,681
                                            ===========  ===========   =============

Cash paid for interest and income taxes:           -            -               -


Supplemental noncash investing and financing activities:
  Common Stock Issued for Services          $   702,100  $     3,000   $   1,032,250
                                            ===========  ===========   =============
  Conversion of Debt and Accrued
     Interest to Equity                     $      -     $      -      $   1,499,618
                                            ===========  ===========   =============
  Conversion of Accounts Payable to Equity  $      -     $      -      $     234,500
                                            ===========  ===========   =============
  Assets Acquired for Common Stock          $   225,000  $      -      $   1,245,465
                                            ===========  ===========   =============
  Common Stock Issued as Dividends-in-kind  $      -     $      -      $   2,008,096
                                            ===========  ===========   =============

          See condensed notes to consolidated financial statements.

                                    -  6 -
===============================================================================

                              HEALTHBRIDGE, INC.
                        (A Development Stage Company)

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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


NOTE 3.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Healthbridge, Inc. (a Texas corporation) and its newly formed wholly-owned subsidiary, Healthbridge (Deutschland) AG (a German entity). All significant inter-company balances and transactions have been eliminated in consolidation.


NOTE 4.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock are computed by dividing the net loss (numerator) for the period by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share information is adjusted retroactively to reflect stock splits and changes in par value, when applicable. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. All loss per share amounts in the financial statements are basic earnings or (loss) per share.


NOTE 5.  GOING CONCERN, FINANCIAL RESULTS AND LIQUIDITY

To date, the Company has not been profitable. The Company faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its business and will require additional funding during the next twelve months. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully raise capital from external sources to fund operations. As a result, the Company expects to aggressively pursue additional sources of funds, including debt and equity offerings.

                                    -  7 -
===============================================================================

NOTE 6.  INTANGIBLE ASSETS AND NOTES PAYABLE - BIME

On January 25, 2002, the Company entered into an Intellectual Property Assignment and Sale Agreement ("Agreement") with several parties ("Sellers") for the purpose of acquiring certain infectious waste sterilization and disposal technologies developed in Germany. The Agreement requires the Company to pay to the Sellers a total of $180,000 and 750,000 restricted shares in three installments. The total value of the intangible asset is $405,000 representing $180,000 and 750,000 shares of restricted common stock valued at $0.30 per share representing the fair marked value on the date of issuance.
In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company plans to assess impairment of the asset at least annually. The Company also agreed to assume certain liabilities of the sellers as part of the Agreement

As of June 30, 2002, the Company had paid US$119,447. The remaining balance was due in two installments of $21,000 Euros each on June 15, 2002 and July 15, 2002. The balance represents certain liabilities totaling 28,000 Euros assumed by the Company as part of the Agreement. The two payments remained outstanding as of June 30, 2002. One of the payments in the amount of 21,000 Euros was paid subsequent to the end of the period. An amount of 21,000 Euros remain outstanding as of the date of this filing.

Funds used to close the Agreement were obtained from an individual unrelated to the Company pursuant to a Secured Loan Agreement dated January 24, 2002, for $165,000 of which $15,000 represented the fixed interest payment to the individual as consideration for the loan. The loan was secured by the intellectual property described above. The note was paid in full on May 10, 2002.


NOTE 7.  CONVERTIBLE DEBENTURES

During May 2002, the Company raised $325,000 through the issuance of Series A Convertible Debentures for a term of three years, bearing interest at 7.5% and payable annually on the original issue date. Principal and interest are convertible into shares of the Company's common stock during the term at a conversion price of $0.25 per share. In the event that the trading average price of the shares of common stock during 30 consecutive trading days is above 200% of the conversion price. The Company has agreed to file a registration statement to register the underlying securities within 120 days of closing the
offering and to pay a 10% commission on funds raised.   During the second
quarter of 2002, the Company paid $32,500 in commission for the funds raised.

                                    -  8 -
===============================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 to the Company's most recent Form 10-KSB. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-QSB contains certain forward looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.
The Company's actual results could differ materially from those discussed here. The Company is a development stage company that is engaged in the marketing and distribution of infectious medical waste sterilization and disposal technologies. To date, management has devoted the majority of efforts to (i) negotiating and concluding a technology purchase agreement,
(ii) developing its marketing philosophy and market strategy, including registering patents throughout the world, (iii) pursuing and assembling a management team to complete its marketing goals, (iii) obtaining sufficient working capital through loans from shareholders, equity and debt offerings to conclude the technology acquisition; and negotiating joint venture agreements to commercialize the technologies.

PLAN OF OPERATION

The Company's plan of operation is to manufacture, and market the Valides(r) and Medides Systems medical waste sterilization and disposal technologies to the international market for medical waste disposal.

During the second quarter of the current fiscal year, the Company has identified markets for the Valides(r) and Medides Systems in Europe, South America and Asia. The Company's activities in Europe included initiating the hiring process for fabrication and production staff and identifying a production site. The focus outside of Europe during the second quarter was to identify potential production sites and form alliances to expand the Company's sales network.

The third quarter of the current fiscal year is to be devoted to building on the Company's activities in Europe and expanding operations to South American markets. The Company expects to file applications with South American regulatory bodies that would introduce the Valides(r) and Medides Systems to South America, hire a manager and fabricator in South America.
Further, the Company is in the process of concluding a distributorship agreements in Brazil and Taiwan.

The Company expects to expand its activities into Asian markets in the fourth quarter of the current fiscal year while growing operations in Europe and South America through joint venture arrangements. Management intends to file applications with Asian regulatory bodies in an effort to introduce the Valides(r) and Medides Systems to Asian markets. The Company's pattern of expansion would include expanding its sales force, hiring a manager. The Company anticipates purchase orders from Asia this year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company's only significant asset was intangible assets of $405,000 representing the intellectual property rights to the Valides(r) and Medides Systems.

                                    -  9 -
===============================================================================

The Company intends to raise up to $1,000,000 through convertible debentures with three year terms bearing interest at 7.5% convertible into shares of the Company's common stock at a conversion price of $0.25 per share to fund the plan of operation through the calendar year ending December 31, 2002. During the first six months of 2002, the Company raised $325,000 in convertible debentures and $165,000 through a secured note payable. The funds were used as follows: repaid the secured loan of $165,000, approximately $64,000 was advanced to the Company's newly formed German subsidiary for working capital and incorporation, $47,500 was paid in commissions for capital raising during 2002, and approximately $120,000 was paid for the purchase of the intellectual property rights.

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

CRITICAL ACCOUNTING POLICIES

The financial statements were prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets and bases its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that its accounting policy for intangible assets to be its only critical accounting policy because it is primarily based on the asset generating future cash flows. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision to the remaining balance of the intangible asset due to possible impairment. If and when such factors, events or circumstances indicate that the intangible asset should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. Judgment is required in assessing the realization of any future economic benefits resulting from the carrying value of the assets. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company's financial position or its results of operations. In the event that the Company did not generate any future economic benefit as a result of the carrying value of the related assets, total assets would be overstated by approximately $405,000. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. These assets represent approximately 86% of our total assets at June 30, 2002.

                                    - 10 -
===============================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The Company has not had a chance to review what impact this standard may have on its financial statements.


                                   PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)  REPORTS ON FORM 8-K.  None.



                                    - 11 -
===============================================================================

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August, 2002.


HEALTHBRIDGE, INC.


________________________________________________
Nora Coccaro
President, Chief Financial Officer, and Director




         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Healthbridge, Inc. on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, Nora Coccaro, as Chief Executive/Financial Officer of Healthbridge, Inc., does hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of her knowledge:

     1.   This 10-QSB report fully complies with the requirements of
          Section 13(a) of the Exchange Act; and

     2. The information contained in this 10-QSB report fairly presents, in all material respects, the financial condition and result of operations of Healthbridge, Inc..




_____________________________________
Nora Coccaro
Chief Executive and Financial Officer
August 14, 2002




                                    - 12 -
===============================================================================

                              INDEX TO EXHIBITS


EXHIBIT      PAGE
NO.          NO.          DESCRIPTION
-------      ----     ---------------------------------------------------------
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

  * Incorporated by reference from the 10-SB filed with the Commission on April 17, 2000

                                    - 13 -
===============================================================================