Form 10QSB
period 2002-09-30
HEALTHBRIDGE INC
filed 2002-11-19
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         For the quarterly period ended
                              September 30, 2002.

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

                        1818 - 1177 West Hastings Street,
                       Vancouver, British Columbia V6E 2K3
                      ------------------------------------
                     (Address of principal executive office)

                                 (604) 602-1717
                                 ---------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 18, 2002 was 19,641,346

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS . . . . ....................... . . . . .       3

Unaudited Consolidated Balance Sheet as of September 30, 2002 . . . . . . . . 4

Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2002 and 2001
and the period from inception to September 30, 2002  . . . . . . . . .        5

Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001
and the period from inception to September 30, 2002 . . . . . ..  . . .       6

Notes to Unaudited Financial Statements . . . . . . . . . . . .. . . .        8

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . . .  11

ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . .  . . . . .    13


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  . . . . . . . . . . . . . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

CERTIFICATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . .  . . .        17

                                                                PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Healthbridge, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.











































                               HEALTHBRIDGE, INC.
                          (A Development Stage Company)

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

ASSETS
Current Assets
   Cash and cash equivalents                                               $   1,943
                                                                     ---------------
                                                                     ---------------
Total Current Assets                                                           1,943

Intangible Assets                                                            292,500
                                                                     ---------------
                                                                     ---------------

Total Assets                                                              $  294,443
                                                                     ===============
                                                                     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                                 $  506,727
   Loans from shareholders                                                   84,000
   Notes payable - BIME                                                       9,812
   Convertible debentures                                                   325,000
   Accrued Interest                                                          18,423
                                                                     --------------
                                                                     --------------
Total Liabilities                                                           943,962

Commitments and Contingencies                                                     -

Stockholders' Equity
Preferred Stock:  $0.0001 Par Value, Authorized: 25,000,000
     Issued and outstanding:  None                                             None
Common Stock: $0.0001 Par Value, Authorized Shares:  50,000,000;
    Issued and Outstanding: 18,841,346                                        1,885
Additional Paid In Capital                                                6,954,004
Deficit Accumulated During the Development Stage                        (7,605,408)
                                                                     --------------
                                                                     --------------
Total Stockholders' Equity (A Deficit)                                    (649,519)
                                                                     --------------
                                                                     --------------

Total Liabilities and Stockholders' Equity                               $  294,443
                                                                     ==============




                        See condensed notes to financial statements.




                                                          HEALTHBRIDGE, INC.
                                                     (A Development Stage Company)

                                            UNAUIDTED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
                                FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO SEPTEMBER 30, 2002

                                                                                                                            Deficit
                                                     Three months      Three months      Nine months       Nine months  Accumulated
                                                         ended            ended             ended             ended      During the
                                                     September 30,  September 30, 2001  September 30,     September 30, Development
                                                         2002                                2002             2001         Stage
                                                    ----------------------------------------------------------------------------
                                                    ----------------------------------------------------------------------------

Revenues                                                   -                  -                -                 -                 -

General and administrative expenses                 (72,607)          (178,768)      (1,036,782)         (331,323)       (2,356,172)

Impairment loss                                    (112,500)                  -        (112,500)                 -         (112,500)

Interest expense                                     (7,608)                  -         (13,455)           (3,390)          (38,854)

Interest income                                            -                  -               54                 -             8,563
                                             ---------------------------------------------------------------------------------------

Loss from continuing operations                    (192,715)          (178,768)      (1,162,683)         (334,713)       (2,498,963)

Loss on discontinued operations                                               -                -                 -       (2,995,849)
                                             ---------------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------------

Net loss before cumulative effect of
accounting change                                  (192,715)          (178,768)                -         (334,713)       (5,494,812)

Cumulative effect of accounting change                     -                  -                -                 -         (102,500)
                                             ---------------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------------

Net loss available to common stockholders        $ (192,715)       $  (178,768)    $ (1,162,683)      $  (334,713)     $ (5,597,312)
                                             =======================================================================================
                                             =======================================================================================

Basic and diluted loss per share:
   Continuing operations                          $   (0.01)        $    (0.01)       $   (0.06)       $    (0.02)
   Discontinued operations                                 -                  -                -                 -
   Cumulative effect of accounting change                  -                  -                -                 -
                                             ----------------------------------------------------------------------
                                             ----------------------------------------------------------------------
   Net loss available to common stockholders      $   (0.01)        $    (0.01)       $   (0.06)       $    (0.02)
                                             ======================================================================
                                             ======================================================================

Basic and diluted weighted average number of
    common shares outstanding                     18,841,346         14,753,563       18,117,866        13,896,800
                                             ======================================================================


                                             See condensed notes to financial
statements.




                                                          HEALTHBRIDGE, INC.
                                                     (A Development Stage Company)

                                            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO SEPTEMBER 30, 2002
                                                                                                   Loss Accumulated
                                                                  Nine months       Nine months       During the
                                                                     ended             ended       Development Stage
                                                                 September 30,     September 30,
                                                                      2002             2001
                                                                ----------------------------------------------------
                                                                ----------------------------------------------------
Cash Flows From Operating Activities
Net Loss                                                           $ (1,162,683)      $  (334,713)     $ (5,597,312)
Adjustments to Reconcile Net Loss to Net Cash Used In
    Operating Activities
     Impairment Loss                                                     112,500 -                           112,500
     Common Stock Issued for Services                                    702,100           213,500         1,032,250
     Compensation Cost                                                         -                 -             6,000
     Depreciation and Amortization                                             -                 -            10,778
     Write-off of Organizational Costs                                         -                 -           102,500
     Write-off of Intangible Assets                                            -                 -         2,100,007
     Write-off of Inventory Disposed of                                        -                 -            40,396
Changes in Assets and Liabilities
   (Increase) Decrease in Other Advances                                   7,866                 -                 -
    Increase (Decrease) in Accounts Payable                              173,142            28,281           491,252
    Increase (Decrease) in Accrued Interest                               13,455             (680)            38,854
                                                                ----------------------------------------------------
                                                                ----------------------------------------------------
Total Adjustments                                                      1,009,063           241,101         3,934,537
                                                                ----------------------------------------------------
                                                                ----------------------------------------------------
Net Cash Flows Used In Operating Activities                            (153,620)          (93,612)       (1,662,775)

Cash Flows From Investing Activities
   Cash paid for intellectual property rights                          (168,248)                 -         (168,248)
                                                                -----------------------------------------------------
                                                                -----------------------------------------------------
Net cash flows used in investing activities                            (168,248)                 -         (168,248)

Cash Flows From Financing Activities
   Loans from shareholders                                                35,500            69,000           578,005
   Proceeds from secured note payable                                    165,000                 -           165,000
   Repayment of secured note payable                                   (165,000)                 -         (165,000)
   Proceeds from notes payable-convertible debentures                    325,000                 -           325,000
   Proceeds from the Sale of Common Stock                                      -                 -         1,095,000
   Offering Costs                                                       (47,500)                 -         (168,100)
                                                                -----------------------------------------------------
                                                                -----------------------------------------------------
Net Cash Flows Provided By Financing Activities                          313,000            69,000         1,829,905
                                                                -----------------------------------------------------
                                                                -----------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                         (8,868)          (24,612)           (1,118)

Cash and Cash Equivalents, Beginning of period                            10,811            24,623             3,061
                                                                =====================================================
                                                                =====================================================

Cash and Cash Equivalents, End of period                              $    1,943         $      11        $    1,943
                                                                =====================================================
                                                                =====================================================

Cash paid for interest and income taxes:                               -                 -                 -
                                             See condensed notes to financial statements.






                                                          HEALTHBRIDGE, INC.
                                                     (A Development Stage Company)

                                            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO SEPTEMBER 30, 2002

                                                                                                   Loss Accumulated
                                                                  Nine months       Nine months       During the
                                                                     ended             ended       Development Stage
                                                                 September 30,     September 30,
                                                                      2002             2001
                                                                ----------------------------------------------------
                                                                ----------------------------------------------------
Supplemental noncash investing and financing activities:
   Common Stock Issued for Services                                  $   702,100       $   213,500      $  1,032,250
                                                                ====================================================
                                                                ====================================================
   Conversion of Debt and Accrued Interest to Equity                           -       $   249,619      $  1,499,618
                                                                ====================================================
                                                                ====================================================
   Conversion of Accounts Payable to Equity                                    -        $   31,500       $   234,500
                                                                ====================================================
                                                                ====================================================
   Assets Acquired in Exchange for Common Stock                      $   225,000                 -      $  1,245,465
                                                                ====================================================
                                                                ====================================================
   Common Stock Issued as Dividends-in-kind                                    -                 -      $  2,008,096
                                                                ====================================================


                        See condensed notes to financial
                                  statements.




                               HEALTHBRIDGE, INC.
                          (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended
September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form
10-KSB.

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

NOTE 3.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Healthbridge, Inc.
(a Texas corporation) and its wholly-owned subsidiary, Healthbridge
(Deutschland) AG (a German entity). All significant inter-company balances and transactions have been eliminated in consolidation.

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








NOTE 5.  GOING CONCERN

To date, the Company has not been profitable. The Company faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The
Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits.
Investors should be aware that they might lose all or substantially all of their investment.

The Company expects to incur losses as it expands its business and will require additional funding during the next twelve months. The satisfaction of the Company's cash requirements hereafter will depend in large part on its ability to successfully raise capital from external sources to fund operations. As a result, the Company expects to aggressively pursue additional sources of funds, including debt and equity offerings. The Company intends to raise up to $1,000,000 through convertible debentures with three year terms bearing interest at 7.5% convertible into shares of the Company's common stock at a conversion price of $0.25 per share to fund the plan of operation for the next twelve months. See Note 7.

NOTE 6.  INTANGIBLE ASSETS AND NOTES PAYABLE - BIME

On January 25, 2002, the Company entered into an Intellectual Property
Assignment and Sale Agreement ("Agreement") with several parties ("Sellers") for the purpose of acquiring certain infectious waste sterilization and disposal technologies developed in Germany. The Agreement requires the Company to pay to the Sellers a total of $180,000 and 750,000 restricted shares in three installments. The total value of the intangible asset is $405,000, representing
$180,000 and 750,000 shares of restricted common stock valued at $0.30 per share representing the fair market value on the date of issuance. As of September 30, 2002, the outstanding balance due is $10,000 Euros, which was due on July 15, 2002. Funds used to close the Agreement were obtained from an individual unrelated to the Company pursuant to a Secured Loan Agreement dated January 24, 2002, for $165,000 of which $15,000 represented the fixed interest payment to the individual as consideration for the loan. The loan was secured by the intellectual property described above. The note was paid in full on May 10, 2002.
In accordance with Statement of Financial Accounting Standards No. 142,
"Goodwill and Other Intangible Assets," the Company plans to assess impairment of the asset at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. During the quarter ended September 30, 2002, the Company determined that, based on estimated future cash flows, the carrying amount was impaired and recorded an impairment loss equal to the decline in the Company's quoted market price as from the date of issuance ($0.30) to the quoted market price ($0.15) as of September 30, 2002. Management determined the fair value of the asset was impaired because the fair value of the asset was less than its carrying value based on current events. As a result, the Company charged
$112,500 to operations as an impairment loss for the nine months ended September
30, 2002.





NOTE 7.  CONVERTIBLE DEBENTURES

During May 2002, the Company raised $325,000 through the issuance of Series A
Convertible Debentures for a term of three years, bearing interest at 7.5% and payable annually on the original issue date. Principal and interest are convertible into shares of the Company's common stock during the term at a conversion price of $0.25 per share. In the event that the trading average price of the shares of common stock during 30 consecutive trading days is above 200% of the conversion price, conversion is enforced by the Company. The Company has agreed to file a registration statement to register the underlying securities within 120 days after conversion. A 10% commission ($32,500) was paid during the second quarter on the funds raised. Accrued interest at September 30, 2002 was $9,875.

NOTE 8.  RELATED PARTY TRANSACTIONS AND BALANCES
Consulting fees: Included in consulting expense for the nine months ended
September 30, 2002 and 2001 was approximately $24,000 and $45,000 paid by the Company to its President and a certain shareholder of the Company, respectively, pursuant to certain agreements for consulting services.
Accounts payable and accrued expenses: Included in accounts payable and accrued expenses is $117,219, representing amounts due to a certain shareholder
($45,000) for services provided to the Company ($45,000), amounts due to a director of the company for past services rendered ($45,900), and amounts due to other entities ($26,319) that are controlled by the President of this Company for expenses paid on behalf of this Company, such as rent and legal expenses.

Loans from shareholders: $84,000 at September 30, 2002 (December 31, 2001:
$48,500), represents a series of loans from certain shareholders bearing interest at 8% per annum and due on demand. Accrued interest at December 31, 2001 was $8,548.



ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 to the Company's most recent
Form 10-KSB. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-QSB contains certain forward looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The
Company's actual results could differ materially from those discussed here. The
Company is a development stage company that is engaged in the marketing and distribution of infectious medical waste sterilization and disposal technologies. To date, management has devoted the majority of its efforts to (i) negotiating and concluding a technology purchase agreement, (ii) developing its marketing philosophy and market strategy, including registering patents and trademarks throughout the world, (iii) pursuing and assembling a management team to complete its marketing goals, (iii) obtaining sufficient working capital through loans from shareholders, equity and debt offerings to conclude the technology acquisition; and negotiating joint venture agreements to commercialize the technologies.

PLAN OF OPERATION

The Company's plan of operation is to manufacture, and market the Valides(R) and Medides Systems medical waste sterilization and disposal technologies to the international market for medical waste disposal.

During the third quarter of the current fiscal year, the Company has identified additional markets for the Valides(R) and Medides Systems in Europe, South
America and Asia. The Company's activities in Europe included interviewing fabrication and production staff and identifying a production site. The focus outside of Europe during the third quarter was to identify potential production sites and negotiate joint-ventures to expand the Company's sales network. The
Company is currently in negotiations with two potential joint-ventures partners.

The fourth quarter of the current fiscal year will be devoted to building on the Company's activities in Europe and expanding negotiations to additional South
American markets. The Company expects to file applications with South American regulatory bodies for the technical approvals prior to introducing the Valides(R) and Medides Systems to South America. Further, the Company is still negotiating distributorship agreements in Brazil and Taiwan.

The Company expects to expand its activities into Asian markets in the fourth quarter of the current fiscal year while starting operations in Europe and South
America through joint venture arrangements. Management intends to file applications with Asian regulatory bodies in an effort to introduce the Valides(R) and Medides Systems to Asian markets. The Company anticipates closing of one or two of the Joint-Ventures prior to March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's only significant asset was intangible assets of $292,500 representing the intellectual property rights to the Valides(R) and Medides Systems.

The Company intends to raise up to $1,000,000 through convertible debentures with three year terms bearing interest at 7.5% convertible into shares of the Company's common stock at a conversion price of $0.25 per share to fund the plan of operation for the next twelve months. During the first nine months of 2002, the Company raised $325,000 in convertible debentures and $165,000 through a secured note payable.

The funds raised were used as follows: repaid the secured loan of $165,000, approximately $64,000 was advanced to the Company's newly formed German subsidiary for working capital and incorporation, $47,500 was paid in commissions for capital raising during 2002, and approximately $120,000 was paid for the purchase of the intellectual property rights.

Should the Company be unable to successfully complete the convertible debenture offering, it anticipates raising capital through other debt or equity financings from public or private sources to satisfy the cash needs of fulfilling its plan of operation for the next twelve months. However, there can be no assurances that the Company will be able to raise the funds required by its plan of operation.

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

COMMITMENTS


The Company has agreements to pay consulting fees with the president and director at $2,675 per month and with a shareholder at $5,000 per month. Both agreements have automatic renewal provisions until terminated by either the Company or the consultant.

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

The Company believes that its accounting policy for intangible assets to be a critical accounting policy because it is primarily based on the asset generating future cash flows. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision to the remaining balance of the intangible asset due to possible impairment. If and when such factors, events or circumstances indicate that the intangible asset should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. Judgment is required in assessing the realization of any future economic benefits resulting from the carrying value of the assets. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company's financial position or its results of operations.


The intangible asset was acquired in exchange for a cash payment of $180,000 and the issuance of 750,000 shares of the Company's restricted common stock valued at the quoted market price ($0.30) on the date of issuance. During the quarter ended September 30, 2002, the Company determined that, based on estimated future cash flows, the carrying amount was impaired and recorded an impairment loss equal to the decline in the Company's quoted market price as from the date of issuance ($0.30) to the quoted market price ($0.15) as of September 30, 2002.
Management determined the fair value of the asset was impaired because the fair value of the asset was less than its carrying value based on current events. As a result, the Company charged $112,500 to operations as an impairment loss for the nine months ended September 30, 2002. In the event that the Company did not generate any future economic benefit as a result of the carrying value of the related assets, total assets would be overstated by $292,500. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. This asset is the Company's only principle asset.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the Company's financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64,
Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. June 2002 - SFAS No.
146 - "Accounting for Costs Associated with Exit or Disposal Activities," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging
Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The Company believes this standard does not have any material effect on its financial statements.
Effective for exit or disposal activities initiated after December 31, 2002.
October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 ," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

The president, who is also the chief executive officer and the chief financial officer of the registrant, has concluded based on her evaluation as of a date within 90 days prior to the date of the filing of this report, that the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the registrant in such reports is accumulated and communicated to the registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.




                                                                PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 17 of this Form 10-QSB, and are incorporated herein by this reference.

(b) REPORTS ON FORM 8-K. None.











































                                                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th day of November 2002.


HEALTHBRIDGE, INC.

/s/ Nora Coccaro
Nora Coccaro
President, Chief Executive and Financial Officer, and Director








  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
 AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nora Coccaro, chief executive officer and chief financial officer of the
Company, certify that: 1. I have reviewed this quarterly report on Form 10QSB of
Healthbridge, Inc.;
2.            Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
              misleading with respect to the period covered by this quarterly report;
3.            Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                     including its consolidated subsidiaries, is made known to
                     us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the
                     "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure
                     controls and procedures based on our evaluation as of
                     the Evaluation Date;
         5.   I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent
              functions):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the
                     registrant's ability to record, process, summarize and
                     report financial data and have identified for the
                     registrant's auditors any material weaknesses in internal
                     controls; and
                      b) any fraud, whether or not material, that involves
                    management or other employees who have a significant role in the registrant's internal controls; and
         6.   I have indicated in this annual report whether there were
              significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 18, 2002
/s/ Nora Coccaro
Nora Coccaro
Chief Executive Officer and Chief Financial Officer





                                INDEX TO EXHIBITS

EXHIBIT      PAGE
NO.                 NO.          DESCRIPTION
-------               ----     ---------------------------------------------------------
 3(i)(a)               *      Articles of Incorporation of the Company
 3(ii)(b)              *      Amendment to Articles of Incorporation of the Company
 3(iii)(c)             *      Amendment to Articles of Incorporation of the Company
 3(iv)(d)              *      Amended and Restated Articles of Incorporation of the Company
 3(v)                  *      Bylaws of the Company
10                     **     Intellectual Property Assignment and Sale Agreement, executed January 25, 2002
99.1                   17     Certification of Nora Coccaro Pursuant to Section 1350 of Chapter 63 of
                              Title 18 United States Code


*        Incorporated by reference from the 10-SB filed with the Commission on April 17, 2000

**       Incorporated by reference form the 8-K filed with the Commission on February 12, 2002




Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Healthbridge, Inc. on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange
Commission on the date hereof, Nora Coccaro, as chief executive/financial officer of Healthbridge, Inc., does hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of her knowledge:

1.       This 10-QSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-QSB report fairly presents, in all material respects, the financial condition and result of operations of Healthbridge, Inc..




/s/ Nora Coccaro
Nora Coccaro
Chief Executive and Financial Officer
November 18, 2002
