Form 10KSB
period 2002-12-31
HEALTHBRIDGE INC
filed 2003-04-14
CIK 1112064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: December 31, 2002
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 000-28731

HEALTHBRIDGE, INC.
(Name of Small Business Issuer as Specified in Its charter)

TEXAS	06-1538201
(State or Other Jurisdiction Of Incorporation Or Organization)	(IRS Employer Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $0.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $1,328,037 based on the average closing bid and ask price for the common stock on April 7, 2003.

As of April 7, 2003 there were 20,491,346 shares outstanding of the registrant's common stock.

______________________________________________________________________________

______________________________________________________________________________

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As used herein the term "Company" refers to Healthbridge, Inc., a Texas corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Texas on February 17, 1993 as "GFB Alliance Services, Inc." The Company has since undergone several name changes and on May 13, 1999, pursuant to an amendment to its articles of incorporation, adopted the name Healthbridge, Inc.

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

On January 25, 2002, the Company entered into an Intellectual Property Assignment and Sale Agreement ("Agreement") with several parties ("Sellers") for the purpose of acquiring certain infectious waste sterilization and disposal technologies developed in Germany. The patents were assigned to the Company's wholly-owned subsidiary, Healthbridge (Deutschland) AG, on October 23, 2002. The Agreement required the Company to pay to the Sellers a total of $404,446, representing $179,446 in cash consideration through notes payable and $225,000 in non-cash consideration through the issuance of 750,000 shares of restricted common stock. During 2002, the Company paid cash to the Sellers totaling $150,398 and issued 750,000 shares of restricted common stock. The Company was scheduled to make its last payment on July 15, 2002. As of December 31, 2002, and as of the date of issuance of these financial statements, the Company is currently owes the Sellers a balance of $29,048.

Funds used to close the Agreement were obtained from an individual unrelated to the Company pursuant to a Secured Loan Agreement dated January 24, 2002, for $165,000 of which $15,000 represented a fixed interest payment to the individual as consideration for the loan. The loan was secured by the intellectual property described above. The note was paid in full on May 8, 2002

______________________________________________________________________________

BUSINESS

Valides® Modular Infectious Waste Disposal System and the Medides System.

On January 25, 2002, the Company executed an agreement to acquire waste sterilization and disposal technologies developed in Germany. The Agreement transferred to the Company exclusive ownership of the Valides® Modular Infectious Waste Disposal System and the Medides System. The acquisition included all the intellectual property associated with the technologies including patents, patents pending, proprietary software and licenses required to manufacture, operate and market these technologies worldwide.

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

Management has begun the process of developing markets worldwide for the Valides® and Medides Systems. On January 25, 2002, the Company incorporated a wholly owned subsidiary, Healthbridge (Deutschland) AG around which it intends to establish manufacturing capabilities for building the Valides® and Medides Systems. The Company has entered into consulting arrangements with certain of the original inventors of the Valides® and Medides Systems and has engaged the services of certain other individuals to assist in introducing the Company's technology in other parts of Europe and worldwide.

______________________________________________________________________________

Government Regulation.

The Company has not yet fully anticipated the government regulations to which the Company will be subject as it enters into the medical waste sterilization and disposal business. The use of the Company's technology to operate a business will subject the Company to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting the Valides® and Medides Systems as the technology around which the Company intends to build a business management did endeavor to ascertain, to the extent of the limited resources of the Company, the effects of potential government regulation on the prospective business of the Company. However, in these circumstances, such as the Company's acquisition of the Valides® and Medides Systems, it was not possible to predict with any degree of accuracy the impact of government regulation. The Company expects to better ascertain the effect of government regulation as it moves forward with building its business.

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

Employees.

The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as she deems necessary. Management of the Company uses consultants, attorneys, and accountants to conduct its business until such time as the Company's plan of operation requires the hiring of employees.

Reports to Security Holders.

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission.

The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

______________________________________________________________________________

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

ITEM 3. LEGAL PROCEEDINGS

Ray Parsons vs. Stericycle, Inc. and Healthbridge, Inc. Suit was filed by Ray Parsons against Stericycle, Inc. an Illinois corporation and the Company on February 20, 2002 in the 101st Judicial District Court for the County of Dallas, Texas, civil cause no. 02-1578-E. The suit seeks the recovery of damages for personal injury allegedly caused to the plaintiff, Ray Parsons, as the result of smoke and vapor inhalation endured when attempting to put out a fire in a trailer owned by Stericycle that contained sterilized medical waste processed by the Company. Mr. Parson's complaint does not provide any monetary value on the relief sought. The Company has filed a general denial as to any culpability as to Mr. Parson's alleged injuries. The parties are currently in settlement negotiations in order to have the suit dismissed. The Company does not anticipate settlement costs to exceed $10,000. An amount of $10,000 has been provided for in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "HLBR". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2002 and 2001 are as follows:

______________________________________________________________________________

YEAR	QUARTER ENDING	HIGH	LOW
2001	March 31, 2001	$0.90	$0.25
	June 30, 2001	$0.50	$0.15
	September 30, 2001	$0.40	$0.15
	December 31, 2001	$0.17	$0.09
2002	March 31, 2002	$0.40	$0.21
	June 30, 2002	$0.30	$0.06
	September 30, 2002	$0.28	$0.07
	December 31, 2002	$0.17	$0.07

Record Holders

As of April 7, 2003, there were approximately 211 shareholders of record holding a total of 20,491,346 shares of common stock. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

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

______________________________________________________________________________

Critical Accounting Policies

The financial statements were prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets and contingent liabilities and bases its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that its accounting policy for intangible assets to be a critical accounting policy because it is primarily based on the asset generating future cash flows. At least annually, the Company evaluates whether events and circumstances have occurred that may warrant revision to the remaining balance of the intangible asset due to possible impairment. If and when such factors, events or circumstances indicate that the intangible asset should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. Judgment is required in assessing the realization of any future economic benefits resulting from the carrying value of the assets. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company's financial position or its results of operations. In the event that the Company did not generate any future economic benefit as a result of the carrying value of the related assets, total assets would be overstated by $404,446. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. This asset is the Company's only principle asset.

Plan of Operation

The Company's plan of operation is to develop, manufacture, and market the Valides® and Medides Systems medical waste sterilization and disposal technologies into the international market for medical waste disposal.

During the fourth quarter of 2002, the Company identified new markets for the Valides ® and Medides Systems in Europe, South and Central America and Asia. The Company's activities in Europe included interviewing fabrication and production staff and identifying a production site. The focus outside Europe during the fourth quarter was to identify potential production sites and negotiate joint ventures to expand the Company's sales network. The Company is currently in negotiations with three potential joint venture partners but has not yet entered into any definitive agreements with prospective partners.

The year 2003 will be devoted to building on the Company's activities in Europe and expanding negotiations that would include operations in new South American markets. The Company expects to file applications with South American regulatory bodies for the technical approvals prior to introducing the Valides® and Medides Systems to South America and is currently working to ensure compliance. Further, the Company remains in the process of negotiating distributorship agreements in Brazil, Taiwan and Canada/China.

______________________________________________________________________________

The Company expects to expand its activities into South/Central American and Asian markets during the next fiscal year as it commences to begin operating its own patented component production facility in Europe. South America and Asia production facilities are being researched. Management intends to file applications with Asian and South American regulatory bodies in an effort to introduce the Valides ® and Medides Systems to these markets. The Company anticipates closing of one or two of the joint ventures prior to June 30. 2003.

Liquidity and Capital Resources

As of December 31, 2002, the Company's only significant asset is ownership of the intellectual property rights associated with the Valides ® and Medides Systems. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003, based upon the belief that major shareholders will contribute sufficient funds to satisfy the minimum cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its business.

The Company anticipates raising capital through debt or equity financings from public or private sources to satisfy the cash needs of fulfilling its aggressive plan of operation through the calendar year ending December 31, 2003. However, there can be no assurances that the Company will be able to raise the funds required to fund its plan of operation. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

To meet these objectives, the Company intends to continue efforts to realize up to $1,000,000 through convertible debentures with three-year terms bearing interest at 7.5% convertible into shares of the Company's common stock at a conversion price of $0.25 per share. During the first nine months of 2002, the Company raised $325,000 in convertible debentures that remain outstanding and $165,000 through a secured note payable that has since been repaid. Should the Company be unable to successfully complete the convertible debenture offering, it anticipates raising capital through other debt or equity financing. However, there can be no assurances that the Company will be able to raise the funds required by its plan of operation, or at all

Should the Company be successful in realizing the funds required to fund its plan of operation, it intends to produce the patented components of the system from a manufacturing facility to be established in Germany. The intention to manufacture the Valides® and Medides Systems remains subject to the Company's ability to raise sufficient capital to satisfy initial setup costs and ongoing maintenance requirements.

The Company intends to purchase equipment to be used in the manufacture of the Valides® and Medides Systems. The intention to purchase equipment is subject to the Company's ability to raise sufficient capital to proceed with its plan of operation.

The Company intends to hire employees as managers, production personnel and sales people. The intention to hire employees is subject to the Company's ability to raise sufficient capital to proceed with its plan of operation.

______________________________________________________________________________

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $7,623,483 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, include:(i) continue to raise funds through the issuance of convertible debentures, (ii) issue common stock for services rendered in lieu of cash payments, (iii) obtain loans from shareholders as necessary, and (iv) convert outstanding debt to equity. (Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2002, are attached hereto as pages 10 through 36.

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES

Index to the Consolidated Financial Statements

Independent Auditors' Report	12

Consolidated Balance Sheet as of December 31, 2002	13

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, and for the period from Inception (February 17, 1993) to December 31, 2002	14

Consolidated Statements of Stockholders' Equity (Deficit) for the Period From Inception (February 17, 1993) to December 31, 2002	15-17

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001 and for the Period From Inception (February 17, 1993) to December 31, 2002	18-19

Notes to the Consolidated Financial Statements	20-35

______________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Healthbridge, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Healthbridge, Inc. (a Texas Corporation) (A Development Stage Company) and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001, and for the period from Inception (February 17, 1993) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002, and the consolidated results of its operations and consolidated cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States.

As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception on February 17, 1993 and has incurred significant losses since inception resulting in a deficit accumulated during the development stage. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 28, 2003

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

ASSETS
Current Assets
Cash and cash equivalents	$ 3,494
Prepaid expenses	5,925
Total current assets	9,419

Fixed assets, net (Note 3)	3,013

Other Assets
Intangible assets (Note 4)	404,446

Total Assets	$ 416,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable - BIME (Note 4)	$ 29,048
Accounts payable	268,785
Accrued expenses (Note 5)	53,053
Accrued expenses - related party (Note 7)	101,241
Related party advances (Note 7)	96,229
Other advances (Note 8)	33,994
Accrued interest (Note 6, 7, 8)	22,638
Total current liabilities	604,988

Convertible debentures (Note 6)	299,614

Total Liabilities	904,602

Commitments and contingencies (Note 4-8, 10)

Stockholders' deficit
Preferred stock: $0.0001 par value, authorized: 25,000,000 issued and outstanding: None	None
Common stock: $0.0001 par value, authorized shares: 50,000,000; Issued and outstanding: 19,741,346	1,975
Additional paid-in capital	7,128,915
Accumulated other comprehensive income	4,869
Deficit accumulated during the development stage	(7,623,483)
Total Stockholders' Deficit	(487,724)

Total Liabilities and Stockholders' Equity	$ 416,878

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2002

	Year Ended December 31, 2002	Year Ended December 31, 2001	Cumulative From Inception to December 31, 2002
Revenues	-	-	-

General and administrative expenses	1,239,680	417,889	2,559,070

Operating loss	(1,239,680)	(417,889)	(2,559,070)

Other Income (Expense)
Interest expense	(43,854)	(4,289)	(69,253)
Interest income	84	170	8,593
Total other income (expense)	(43,770)	(4,119)	(60,660)

Loss from continuing operations before income taxes	(1,283,450)	(422,008)	(2,619,730)

Provision for income taxes (Note 11)	-	-	-

Gain (Loss) on discontinued operations (Note 13, 14)	102,692	-	(2,893,157)

Net loss before cumulative effect of accounting change	(1,180,758)	(422,008)	(5,512,887)

Cumulative effect of accounting change	-	-	(102,500)

Net loss available to common stockholders	$ (1,180,758)	$ (422,008)	$ (5,615,387)

Basic loss per share of common stock:
Loss from continuing operations	$ (0.07)	$ (0.03)	$ (0.20)
Gain (Loss) from discontinued operations	0.01	-	(0.23)
Loss before cumulative effect of accounting change	(0.06)	(0.03)	(0.43)
Cumulative effect of accounting change	-	-	(0.01)
Net loss	$ (0.06)	$ (0.03)	$ (0.44)

Weighted average number of common shares outstanding
Basic and Diluted	18,456,661	14,395,724	12,783,253

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2002

	Preferred Stock	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total
Shares issued for organization costs at $0.001 per share, February 17, 1993	$ -	1,200,000	$ 120	$ 1,080	$ -	$ -	$ 1,200
Loss, year ended December 31, 1993						(200)	(200)
Loss, year ended December 31, 1994						(240)	(240)
Loss, year ended December 31, 1995						(240)	(240)
Loss, year ended December 31, 1996						(240)	(240)
Balance, December 31, 1996	-	1,200,000	120	1,080	-	(920)	280
Shares issued for cash, February 1997		641,360	64	80,208			80,272
Loss, year ended December 31, 1997						(79,765)	(79,765)
Balance, December 31, 1997	-	1,841,360	184	81,288	-	(80,685)	787
Shares issued for services at $0.10 per share, September 9, 1998		130,000	13	12,987			13,000
Shares issued for cash at $0.05 per share, October 29, 1998		523,400	52	26,118			26,170
Roundup for stock split		5,990	1	(1)			-
Loss, year ended December 31, 1998						(36,896)	(36,896)
Balance, December 31, 1998	-	2,500,750	250	120,392	-	(117,581)	3,061
Retroactive equity effect of Asset Purchase Agreement January 27, 1999		2,560,237	256	1,020,209			1,020,465
Adjusted balance, December 31, 1998	-	5,060,987	506	1,140,601	-	(117,581)	1,023,526
Reversal of retroactive equity effect presented in 1998		(2,560,237)	(256)	(1,020,209)			(1,020,465)
Rounding adjustment to prior year		(750)					-
Shares issued for cash in completion of private placement at $2.00 per share, February 1999		450,000	45	899,955			900,000
Offering costs				(105,000)			(105,000)
Issuance of common stock for the net book value of Healthbridge, Inc., (Delaware) January 27, 1999		410,000	41	(41)			-
Acquisition of assets for common stock per Asset Purchase Agreement January 27, 1999		2,560,237	256	1,020,209			1,020,465
Issuance of common stock as dividends-in-kind at $2.00 per share, February 1999		1,004,048	101	2,007,995		(2,008,096)	-
Conversion right exercised by FCIC by converting debt to equity for cancellation of note, February 26, 1999		4,850,000	485	999,515			1,000,000

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2002

	Preferred Stock	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total
Reverse acquisition, retirement of old shares of Wattmonitor, Inc., February 28, 1999		(2,950,000)	(295)	(915,347)		117,581	(798,061)
Reverse acquisition, common stock issued for the merger with Healthbridge, Inc. (Delaware) and Wattmonitor, Inc., at net book value, February 28, 1999		2,950,000	295	797,766			798,061
Common stock share adjustment for shares previously issued		3,000					0
Loss, year ended December 31, 1999						(3,196,076)	(3,196,076)
Balance, December 31, 1999	-	11,777,285	1,178	4,825,444	-	(5,204,172)	(377,550)
Converted notes payable to equity at $0.50 per share, April 5, 2000		500,000	50	249,950			250,000
Shares issued for services rendered at $1.06 per share, April 12, 2000		20,000	2	21,198			21,200
Shares issued for cash under private placement at $0.50 per share, April-August 2000		390,000	39	194,961			195,000
Offering costs				(15,600)			(15,600)
Shares issued for services rendered at $0.25 per share, November 21, 2000		200,000	20	49,980			50,000
Conversion of accounts payable to equity at $0.50 per share, December 4, 2000		150,000	15	74,985			75,000
Conversion of FCIC Expense Notes including accrued interest at $0.50 per share, December 4, 2000		199,000	20	99,480			99,500
Compensation costs-stock options				6,000			6,000
Loss, year ended December 31, 2000						(816,545)	(816,545)
Balance, December 31, 2000	-	13,236,285	1,324	5,506,398	-	(6,020,717)	(512,995)
Shares issued for services rendered at $0.10 through the exercise of stock options, March 5, 2001		30,000	3	2,997			3,000
Shares issued for services rendered at $0.10 per share, April 25, 2001		15,000	2	1,498			1,500
Shares issued for services rendered at $0.17 per share, May 2, 2001		400,000	40	67,960			68,000
Conversion of accounts payable through issuance of shares for services rendered at $0.40 per share, June 11, 2001		75,000	7	29,993			30,000

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2002

	Preferred Stock	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total
Conversion of debt to equity at $0.30 per share, June 15, 2001		832,061	83	249,535			249,618
Shares issued for services rendered at $0.15 per share, August 24, 2001		950,000	95	142,405			142,500
Shares issued for services rendered at $0.15 per share, December 11, 2001		293,000	30	43,920			43,950
Conversion of accounts payable for services rendered at $0.15 per share, December 11, 2001		200,000	20	29,980			30,000
Loss, year ended December 31, 2001						(422,008)	(422,008)
Balance, December 31, 2001	-	16,031,346	1,604	6,074,686	-	(6,442,725)	(366,435)
Shares issued in exchange for intellectual property rights at $0.30 per share, January 25, 2002		750,000	75	224,925			225,000
Shares issued for services rendered at $0.37 per share, March 8, 2002		1,500,000	150	554,850			555,000
Shares issued for services rendered at $0.24 per share, April 22, 2002		40,000	4	9,596			9,600
Shares issued for services rendered at $0.25 per share, April 24, 2002		20,000	2	4,998			5,000
Shares issued for services rendered at $0.265 per share, May 23, 2002		500,000	50	132,450			132,500
Shares issued for services rendered at $0.13 per share, October 22, 2002		300,000	30	38,970			39,000
Shares issued for services rendered at $0.13 per share, October 22, 2002		500,000	50	64,950			65,000
Shares issued for to satisfy accounts payable of $5,197 and for futures services to be rendered at $0.11 per share, December 20, 2002		100,000	10	10,990			11,000
Compensation costs-stock options				12,500			12,500
Translation adjustments					4,869		4,869
Loss, year ended December 31, 2002						(1,180,758)	(1,180,758)
Balance, December 31, 2002	-	19,741,346	$ 1,975	$ 7,128,915	$ 4,869	$ (7,623,483)	$ (487,724)

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2002

	Year Ended December 31, 2002	Year Ended December 31, 2001	Cumulative From Inception to December 31, 2002
Cash Flows From Operating Activities
Net loss	$ (1,180,758)	$ (422,008)	$ (5,615,387)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	806,100	258,950	1,136,250
Compensation cost	12,500	-	18,500
Translation adjustments	4,869	-	4,869
Depreciation and amortization	7,841	-	18,619
Write-off of organizational costs	-	-	102,500
Write-off of intangible assets	-	-	2,100,007
Write-off of inventory disposed of	-	-	40,395
Gain on write-off of liabilities	(102,692)	-	(102,692)
Changes in assets and liabilities
(Increase) decrease in other advances	7,866	(7,866)	-
(Increase) decrease in prepaid expenses	(122)	-	(122)
Increase (decrease) in accounts payable	45,228	47,323	363,339
Increase (decrease) in accrued expenses	150,026		150,026
Increase (decrease) in accrued interest	21,740	4,289	47,139
Total adjustments	953,356	302,696	3,878,830
Net cash flows used in operating activities	(227,402)	(119,312)	(1,736,557)

Cash Flows From Investing Activities		-	-
Cash payments for intangible assets	(150,398)		(150,398)
Capital expenditures	(3,740)	-	(3,740)
Net cash flows used in investing activities	(154,138)	-	(154,138)

Cash Flows From Financing Activities
Borrowings under promissory notes payable	-	105,500	494,005
Commissions paid to raise convertible debentures	(32,500)		(32,500)
Borrowings under convertible debentures	325,000	-	325,000
Borrowings under secured loan	165,000	-	165,000
Repayment of secured loan	(165,000)		(165,000)
Proceeds from the sale of common stock	-	-	1,095,000
Related party advances	47,729	-	96,229
Advances from others	33,994	-	33,994
Offering costs	-	-	(120,600)
Net cash flows provided by financing activities	374,223	105,500	1,891,128

Increase (decrease) in cash and cash equivalents	(7,317)	(13,812)	433
Cash and cash equivalents, beginning of period	10,811	24,623	3,061
Cash and cash equivalents, end of period	$ 3,494	$ 10,811	$ 3,494

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 17,1993) TO DECEMBER 31, 2002

	Year Ended December 31, 2002	Year Ended December 31, 2001	Cumulative From Inception to December 31, 2002

Cash paid for interest	$ 15,000	-	$ 15,000
Cash paid for income taxes	-	-	-

Supplemental noncash investing and financing activities:
Common stock issued for intangible assets acquired	$ 225,000	-	$ 225,000
Common stock issued for services	$ 806,100	$ 258,950	$ 1,136,250
Conversion of debt and accrued interest to equity	-	$ 249,618	$ 1,499,618
Conversion of accounts payable to equity	$ 11,000	$ 60,000	$ 245,500
Assets acquired for common stock	-	-	$ 1,020,465
Common stock issued as dividends-in-kind	-	-	$ 2,008,096

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business.

Organization. Healthbridge, Inc. (the "Company") ("Healthbridge Texas") was incorporated under the laws of the State of Texas on February 17, 1993, as GFB Alliance Services, Inc., with an authorized capital of 10,000 shares of $0.10 par value common stock. On December 17, 1996, the Company changed the name of the corporation to World Staffing II, Inc., and increased its authorized capital to 50,000,000 shares of $0.0001 par value common stock. The articles of amendment were filed on July 24, 1997, with the State of Texas. On November 3, 1998, the Company amended its articles of incorporation and changed its name to WattMonitor, Inc. ("WattMonitor"). On February 28, 1999, WattMonitor and Healthbridge, Inc. (a Delaware Corporation) ("Healthbridge Delaware") completed a merger converting 8,814,284 shares of Healthbridge Delaware common stock into WattMonitor common stock as more fully described below. On May 13, 1999, the Company amended its articles of incorporation and changed its name to Healthbridge, Inc. ("Healthbridge Texas"), and increased its authorized capital to 75,000,000 million shares of stock: 25,000,000 shares of $0.0001 par value preferred stock and 50,000,000 shares of $0.0001 par value common stock. The Company has a perpetual existence. During 2002, the Company formed a German subsidiary, Healthbridge (Deutschland) AG, which has been consolidated in the financial statements. The Company is considered a development stage company for accounting purposes. (See Note 2). All references to "the Company" in these financial statements are for consolidated purposes.

Capital Formation.

From Inception through December 31, 1997

  On February 17, 1993, WattMonitor issued 1,200,000 current equivalent shares of common stock for organization costs at $0.001 per share, or $1,200.

  During February 1997, WattMonitor issued 641,360 shares of common stock for cash of $80,272.

  On February 12, 1997, the Board of Directors of WattMonitor approved a 200 for 1 forward split. All share and per share information have been adjusted retroactively for the split.

Year ended December 31, 1998

  On September 9, 1998, WattMonitor issued 130,000 shares of common stock for services rendered at $0.10 per share, or $13,000.

  On October 29, 1998, WattMonitor issued 523,400 shares of common stock for cash at $0.05 per share, or $26,170.

  On October 29, 1998, the Board of Directors of WattMonitor approved a 1 for 10 reverse split.

  During 1998, WattMonitor adjusted its shares up by 5,990 shares of common stock for rounding. All per share and per share information have been adjusted retroactively for the split.

______________________________________________________________________________

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

  On February 26, 1999, Healthbridge Delaware issued 4,850,000 shares of common stock by exercising its conversion right of debt to equity for cancellation of $1,000,000 note assumed. (See Note 13).

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

  During 1999, the Company adjusted its common shares up by 3,000 for certificates previously issued on February 17, 1993, for organizational costs, but not reflected as outstanding by the previous transfer agent.

______________________________________________________________________________

Year Ended December 31, 2000

  On April 5, 2000, the Company's board of directors authorized the conversion of $250,000 of notes payable and issued 500,000 shares of common stock at $0.50 per share plus a warrant to purchase 500,000 shares of common stock at $0.50 expiring in one year.

  On April 12, 2000, the Company's board of directors authorized the issuance of 20,000 shares of common stock for services at $1.06 per share, or $21,200.

  During April through August 2000, the Company raised $195,000 pursuant to a Private Placement and issued 390,000 shares of common stock at $0.50 per share plus 390,000 warrants to purchase common stock at $0.50 per share expiring in one year. Offering costs of 8% of the capital raised were paid totaling $15,600.

  On November 21, 2000, the Company's board of directors authorized the issuance of 200,000 shares of common stock for services rendered at $0.25 per share, or $50,000, pursuant to an S-8 Registration Statement.

  On December 4, 2000, the Company's board of directors authorized the issuance of 150,000 shares of common stock by converting $75,000 of accounts payable to equity at $0.50 per share pursuant to an S-8 Registration Statement.

  On December 4, 2000, the Company's board of directors authorized the issuance of 199,000 shares of common stock by converting $99,500 of loans payable, including accrued interest of $14,819, to equity at $0.50 per share.

Year ended December 31, 2001

  On March 5, 2001, the Company issued 30,000 shares of common stock for services rendered through the exercise of stock options at $0.10 per share, or $3,000.

  On April 25, 2001, the Company issued 15,000 shares of common stock for services rendered at $0.10 per share, or $1,500.

  On May 2, 2001, the Company issued 400,000 shares of common stock for consulting services rendered per a Consulting Agreement effective January 2, 2001, at $0.17 per share, or $68,000 pursuant to an S-8 Registration Statement.

  On June 11, 2001, the Company issued 75,000 shares of common stock to convert $30,000 of accounts payable to equity at $0.40 per share arising from a Consulting Agreement effective January 1, 2001 for consulting services rendered pursuant to an S-8 Registration Statement.

  On June 15, 2001, the Company issued 832,061 shares of restricted common stock to convert debt to equity at $0.30 per share, or $249,618.

  On August 24, 2001, the Company issued 500,000 shares of common stock for consulting services rendered at $0.15 per share, or $75,000 per a Consulting Agreement effective April 1, 2001 pursuant to an S-8 Registration Statement.

  On August 24, 2001, the Company issued 400,000 shares of common stock for services rendered at $0.15 per share, or $60,000 per a Consulting Agreement effective May 1, 2001 pursuant to an S-8 Registration Statement

  On August 24, 2001, the Company issued 50,000 shares of common stock for legal services rendered at $0.15 per share, or $7,500.

  On December 11, 2001, the Company issued 200,000 shares of common stock at $0.15 per share to convert $30,000 of accounts payable to equity at $0.15 per share, and 257,000 shares at $0.15 per share, or $38,550 for consulting services rendered per a Consulting Agreement effective January 1, 2001, and 36,000 shares of common stock at $0.15 per share for other consulting services rendered by a different individual pursuant to an S-8 Registration Statement.

______________________________________________________________________________

Year ended December 31, 2002

  On January 25, 2002, the Company's board of directors approved the issuance of 750,000 shares of restricted common stock pursuant to an agreement dated January 25, 2002, to acquire certain infectious medical waste sterilization and disposal technologies developed in Germany. The Agreement transfers to the Company the exclusive ownership. (See Note 4).

  On March 8, 2002, the Company issued 500,000 shares of common stock at $0.37 per share, or $185,000, per a consulting agreement dated February 1, 2002, for consulting services rendered in connection with the marketing and distribution of the Company's waste disposal system to medical administrators and practitioners in hospitals, laboratories and clinics throughout Asia. The shares were issued pursuant to the Company's 2002 Employee Benefit Plan. (See Note 12).

  On March 8, 2002, the Company issued 500,000 shares of common stock at $0.37 per share, or $185,000, per a consulting agreement dated February 1, 2002, for consulting services rendered in connection with the marketing and distribution of the Company's waste disposal system to medical administrators and practitioners in hospitals, laboratories and clinics throughout South America. The shares were issued pursuant to the Company's 2002 Employee Benefit Plan. (See Note 12).

  On March 8, 2002, the Company issued 500,000 shares of common stock at $0.37 per share, or $185,000, per a consulting agreement dated February 1, 2002, for consulting services rendered in connection with the marketing and distribution of the Company's waste disposal system to medical administrators and practitioners in hospitals, laboratories and clinics throughout Europe. The shares were issued pursuant to the Company's 2002 Employee Benefit Plan. (See Note 12).

  On April 22, 2002, the Company issued 40,000 shares of common stock at $0.24 per share, or $9,600, for consulting services rendered in connection with the operations of the Company's German subsidiary such as advisory services related to the Company's medical waste disposal system, and other general and administrative duties as deemed necessary. The shares were issued pursuant to the Company's 2002 Employee Benefit Plan. (See Note 12).

  On April 24, 2002, the Company issued 20,000 shares of common stock at $0.25 per share, or $5,000, for consulting services rendered in connection with the operations of the Company's German subsidiary such as advisory services related to the Company's medical waste disposal system, and other general and administrative duties as deemed necessary. The shares were issued pursuant to the Company's 2002 Employee Benefit Plan. (See Note 12).

  On May 23, 2002, the Company issued 500,000 shares of common stock at $0.265 per share, or $132,500, per a consulting agreement dated May 7, 2002, for consulting services rendered in connection with the marketing and distribution of the Company's waste disposal system to medical administrators and practitioners in hospitals, laboratories and clinics throughout the Caribbean. The shares were issued pursuant to the Company's 2002 Employee Benefit Plan. (See Note 12).

  On October 22, 2002, the Company issued 300,000 shares of common stock at $0.13 per share, or $39,000, rendered in connection with the operations of the Company's German subsidiary such as advisory services related to the Company's medical waste disposal system, and other general and administrative duties as deemed necessary. The shares were issued pursuant to the Company's 2002 Employee Benefit Plan. (See Note 12).

  On October 22, 2002, the Company issued 500,000 shares of common stock at $0.13 per share, or $65,000, per a consulting agreement dated October 14, 2002, for consulting services rendered in connection with the marketing and distribution of the Company's waste disposal system to medical administrators and practitioners in hospitals, laboratories and clinics throughout Europe. The shares were issued pursuant to the Company's 2002 Employee Benefit Plan. (See Note 12).

  On December 20, 2002, the Company issued 100,000 shares of common stock at $0.11 per share, or $11,000, to satisfy $5,197 of outstanding accounts payable incurred for legal services rendered and the balance for legal services to be rendered in connection with the preparation the Company's future filings with the Securities and Exchange Commission. (See Note 12).

______________________________________________________________________________

Description of business. The Company is a development stage company which intends to engage in the marketing and distribution of infectious medical waste sterilization and disposal technologies. To date, management has devoted the majority of its efforts to (i) developing its marketing philosophy and market strategy, including registering patents throughout the world, (ii) pursuing and assembling a management team to complete its marketing goals and (iii) obtaining sufficient working capital through loans from shareholders, and debt and equity offerings.

Summary of Significant Accounting Policies.

Principles of Consolidation - The consolidated financial statements include the accounts of Healthbridge, Inc., (a Texas corporation) and its wholly-owned subsidiary, Healthbridge (Deutschland) AG (a German corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Development Stage Company - A business is a development stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues. (See Note 2).

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains U.S. dollar cash balances in Canadian banks that are not insured. The Company maintains cash balances in banks located outside of the United States.

Fixed Assets and Depreciation - Fixed assets are stated at cost and are depreciated under the straight-line method over the estimated useful life of the assets for financial statement purposes, and on accelerated methods for tax purposes. Repairs and maintenance are charged to operations as incurred.

Deferred Financing Costs - The Company amortizes financing costs paid in connection with securing convertible debt over the life of the debt agreements and presents the net remaining amortizable costs as a contra account to convertible debentures on the balance sheet. Total amortization charged to operations for 2002 and for the period from Inception to December 31, 2002 was $7,114. (See Note 6)

Start-up Expenses - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." For income tax purposes, the Company has elected to treat its start-up and organizational costs as deferred expenses and amortize them over a period of sixty months beginning in the first month the Company is actively in business. The total amount of deferred start-up costs that are reported as a cumulative effect of a change in accounting principle is $102,500. (See Note 11).

______________________________________________________________________________

Dividends-in-kind - Dividends-in-kind represent the issuance of common stock without consideration and are recorded at the fair value of the shares received. Transfers of shares of the Company's common stock as dividends are essentially no more than a realignment of stockholders' equity.

Intangible Assets - Intangible assets represent patents. Patents acquired prior to fiscal years beginning after December 15, 2001, were recorded at cost in accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," and amortized using the straight-line method over the life of the patents. The Company continually evaluated whether the estimated useful life used to amortize the intangible asset was appropriate due to changing facts and circumstances', resulting in increases or decreases in the asset's estimated useful life, and recorded the change prospectively. Intangible assets acquired for fiscal years beginning on or after December 15, 2001, are recorded at fair value in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company effective January 1, 2002. Intangible assets are subject to amortization based on their estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the Company's future cash flows. The useful life is estimated by considering all relevant factors, including, but not limited to, (i) the expected use of the asset by the Company, (ii) legal, regulatory, or contractual provisions that may either limit the asset's useful life or enable renewal or extension of the asset's legal or contractual life without substantial cost, (iii) effects of obsolescence, demand, competition, and other economic factors such as the stability of the industry, legislative action, and expected changes in distribution channels, and (iv) the level of maintenance expenditures required to obtain the asset's expected future cash flows. The estimated useful life of the patents is twenty years. The Company anticipates the first month in which the patents will be subject to amortization to be the third quarter of 2003. (See Note 4).

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the specific guidance provided by SFAS No. 142. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. All goodwill, including goodwill related to acquisitions prior to July 1, 2001, will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This impairment analysis will be performed at least annually. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

Impairment and Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS 144, effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. The Company adopted this statement as of January 1, 2002, and it requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.

______________________________________________________________________________

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income (loss) applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings or loss per share in the future, such as convertible debentures, options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement, such as translation adjustments, and displays the accumulated balance of other comprehensive income separately from deficit accumulated during the development stage in the equity section of the balance sheet.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses, notes payable, accounts payable, accrued expenses, related party advances, and other short-term advances, the carrying amounts approximate fair value due to their short maturities. The fair market value of the Company's convertible debentures approximate carrying amounts.

Foreign Currency Translation - The functional currency of the Company is United States dollars (US$) and the financial records are maintained and the financial statements are prepared in US$. The functional currency of its subsidiary is the Eurodollar (Euros) and the financial records are maintained and the financial statements are prepared in Euros.

______________________________________________________________________________

The translation of the financial statements into US$ is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The resulting foreign currency translation gain or loss is included in Cumulative Other Comprehensive Income, which is shown separately from deficit accumulated during the development stage in the equity section of the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred.

Related Party Transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 7).

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' deficit.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

______________________________________________________________________________

October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

December 2002 - SFAS No. 148 - "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The Company is a development stage company, as defined in SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company has incurred cumulative losses since inception and expects to incur significant operating losses in the future. The Company's ability to eliminate operating losses is dependent upon a variety of factors, many of which it is unable to control. These factors include its ability to successfully market and distribute its medical waste disposal system, its ability to obtain debt and/or equity financings, and general economic conditions. The Company acquired the intellectual rights to certain patents as more fully described in Note 4. The Company is currently in the process of registering these patents throughout the world and has done so in the following geographic areas: Germany, Austria, Luxembourg, Switzerland, and Ireland. The Company has also entered into various consulting agreements for consulting services rendered in connection with the marketing and distribution of the Company's waste disposal system to medical administrators and practitioners in hospitals, laboratories and clinics worldwide.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

______________________________________________________________________________

It is the Company's belief that it will continue to incur losses for at least the next twelve months, and as a result will require additional funds from debt or equity investments to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it is successful in marketing its waste disposal system during that period. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. To meet these objectives, management's plans are to (i) continue to raise funds through the issuance of convertible debentures, (ii) issue common stock for services rendered in lieu of cash payments, (iii) obtain loans from shareholders as necessary, and (iv) convert outstanding debt to equity.

During 2002, the Company successfully raised $325,000 in convertible debentures and $165,000 through a secured note payable that has since been repaid. The funds were used primarily to purchase the intangible assets more fully described in Note 4 and to satisfy outstanding debt. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's future ability to achieve these objectives cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and should not be regarded as typical for normal operating periods.

NOTE 3 - FIXED ASSETS

Fixed assets consist of computer equipment with a total cost of $3,740 less accumulated depreciation of $727, or a net book value of $3,013. Depreciation expense charged to operations during 2002 was $727.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent patents obtained pursuant to an agreement dated January 25, 2002, whereby the Company executed an Intellectual Property Assignment and Sale Agreement ("Agreement") with B.I.M.E. GmBH, a German corporation, and Hermann Esser and Eduard Kneifel, both German residents ("Sellers"), to acquire certain infectious medical waste sterilization and disposal technologies developed in Germany. The Agreement transfers to the Company the exclusive ownership of both the Valides® Modular Infectious Medical Waste Disposal System and the Medides System together with all the intellectual property, including the patents, patents pending, proprietary software and licenses required to manufacture, operate and market these technologies worldwide. The patents were assigned to the Company's wholly-owned subsidiary, Healthbridge (Deutschland) AG, on October 23, 2002. As of December 31, 2002, the gross carrying value of the patents is $404,446 and accumulated amortization is $0. The Company anticipates amortization to begin in the third quarter of 2003 and the estimated aggregate amortization expense for each of the five succeeding years beginning on the date of amortization is $20,222 per year, or $101,112.

______________________________________________________________________________

Total consideration for the transaction was $404,446, representing $179,446 in cash consideration through notes payable and $225,000 in noncash consideration through the issuance of 750,000 shares of restricted common stock valued at the fair market value on the date of issuance. During 2002, the Company paid cash to the Sellers totaling $150,398 and issued 750,000 shares of restricted common stock. The Company was scheduled to make its last payment on July 15, 2002. As of December 31, 2002, and as of the date of issuance of these financial statements, the Company is currently in default to the Sellers for the balance of $29,048.

Funds used to close the Agreement were obtained from an individual unrelated to the Company pursuant to a Secured Loan Agreement dated January 24, 2002, for $165,000 of which $15,000 represented a fixed interest payment to the individual as consideration for the loan. The loan was secured by the intellectual property described above. The note was paid in full on May 8, 2002.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

Accrued consulting fees	$ 11,300
Accrued travel expenses	6,285
Accrued rent (Note 8)	21,400
Accrued loss contingency (Note 10)	10,000
Other	4,068
Total	$ 53,053

NOTE 6 - CONVERTIBLE DEBENTURES

Series A Convertible debentures represent two debentures issued ("issue date") during 2002 (May 3, 2002-$75,000 and May 6, 2002-$250,000), bearing interest at 7.5% per annum, and maturing in three years, commencing on the issue date. The convertible debentures become immediately due and payable upon certain events of default unless waived by the lender. Interest on the principal amount is due annually on the anniversary date of the issue date. The conversion feature allows the holder at any time to convert any unpaid amount of principal or interest at $0.25 per share during for a period of three years from the date of issuance. In the event that the trading average price of the shares during 30 consecutive trading days is above 200% of the conversion price, conversion is enforced by the Company. Pursuant to the terms of the convertible debenture, the Company agrees to file a Registration Statement within 60 days of conversion with the U.S. Securities and Exchange Commission. The convertible debentures are secured by substantially all of the Company's assets consisting of all tangible and intangible property, but not limited to procedures, instruments, devices, equipment, research, designs, registrations, licenses, trademarks, software, patents, patents pending, "know-how" expertise, all additions and replacements to such property and any other documentation related to the Valides ® and Medides systems for sterilizing and disinfecting infectious waste. Accrued interest for both debentures at December 31, 2002 was $16,007. Convertible debentures outstanding as of December 31, 2002 were $325,000 less $25,686 in deferred financing costs remaining to be amortized over the life of the debentures, for net a note payable at December 31, 2002 of $299,314.

______________________________________________________________________________

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued expenses - related party ($101,241) - represents expenses incurred from a certain shareholder for consulting fees of $60,000 and travel expenses of $41,241.

Related party advances ($96,229) - consists of the following:

  a series of unsecured loans from a certain shareholder totaling $87,715, bearing interest at 8% per annum and due on demand. Included in accrued interest at December 31, 2002 was $6,134 related to these loans.

  noninterest bearing advances totaling $8,514 from two separate companies that have the same President as this Company.

Consulting fees -The Company has entered into certain agreements for consulting services with the President and Director at $2,675 per month dated March 16, 2000, and with a certain shareholder at $5,000 per month dated May 1, 1999. Pursuant to the consulting agreements, which have automatic renewal provisions, the Company is committed to paying $7,675 per month until terminated by the Company or the consultants. For the years ended December 31, 2002 and 2001, consulting expenses for these two consultants was $92,100 per year. (See Note 10).

NOTE 8 - OTHER ADVANCES

Other advances represents a series of unsecured loans from an unrelated party totaling $33,994, bearing interest at 8% per annum and due on demand. Accrued interest at December 31, 2002 was $497. Included in accrued expenses is rent due to this same entity totaling $21,400 for rent expense incurred during 2002. (See Note 5).

NOTE 9 - PRIOR INTERIM ADJUSTMENTS

The financial statements for the quarter ending September 30, 2002, included an impairment loss of $112,500 to the Company's intangible assets. The impairment charge did not meet the specific guidance in SFAS No. 142 for assessing impairment of intangible assets at least annually. Based on management's assessment, the estimated undiscounted cash flows associated with the intangible assets is not less than their carrying value and therefore, no impairment charge is necessary at this time. When impairment exists, an adjustment will be made to write the asset down to its fair value, and a loss will be recorded as the difference between the carrying value and fair value. The net effect of the adjustment for the nine months ended September 30, 2002, is an increase in total assets of $112,500 and a decrease in net loss and total stockholders' equity by $112,500. There was no effect on loss per share amounts or income taxes. The net effect of the adjustment for the three months ended September 30, 2002, is an increase in total assets of $112,500 and a decrease in net loss and total stockholders' equity by $112,500. Loss per share amounts decreased from $(0.01) to nil. There was no effect on income taxes.

______________________________________________________________________________

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments - The Company has entered into certain agreements for consulting services with the President and Director at $2,675 per month dated March 16, 2000, and with a certain shareholder at $5,000 per month dated May 16, 1999. Pursuant to the consulting agreements, which have automatic renewal provisions, the Company is committed to paying $7,675 per month until terminated by the Company or the consultants. For the years ended December 31, 2002 and 2001, consulting expenses for these two consultants was $92,100 per year. (See Note 7).

Lawsuit - On February 20, 2002, a suit was filed by Ray Parsons vs. Stericycle, Inc. (an Illinois corporation) and Healthbridge, Inc. in the 101st Judicial District Court for the County of Dallas, Texas, civil cause no. 02-1578-E. The suit seeks recovery of damages for personal injury allegedly caused to the plaintiff, Ray Parsons, as the result of smoke and vapor inhalation endured when attempting to put out a fire in a trailer owned by Stericycle that contained sterilized medical waste processed by the Company. Mr. Parson's complaint does not provide any monetary value on the relief sought. The Company has filed a general denial as to any culpability to Mr. Parson's alleged injuries. The parties are currently in settlement negotiations in order to have the suit dismissed. As of the date of issuance of these financial statements, the plaintiff has submitted a settlement offer in the amount of $10,000 cash and the Company has counter-offered in the amount of $5,000 cash. No agreement has been reached. An amount of $10,000 has been provided for in the financial statements as of December 31, 2002 and is presented on the balance sheet as an accrued expense. (See Note 5).

Contingent liabilities - The Company wrote off a portion of its liabilities totaling $102,692 primarily representing certain liabilities assumed pursuant to an Asset Purchase Agreement dated January 27, 1999, as more fully described in Note 13.

NOTE 11 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2002 and 2001, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate revenues. Management has considered these factors in reaching its conclusion as to the valuation allowance and has recorded a 100% valuation allowance against any deferred tax asset for financial reporting purposes. The income tax effect, utilizing a 34% tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following at December 31:

Deferred Taxes	2002	2001
Start-up Costs	$ 1,904,982	$ 1,507,774
Valuation Allowance	(1,904,982)	(1,507,774)
Net Deferred Tax Assets	$ -	$ -

The net change in the valuation allowance for 2002 was an increase of $397,208 and for 2001 was an increase of $143,483, which was principally the result of startup-costs deferred for income tax purposes until the first month the Company is actively in business.

______________________________________________________________________________

NOTE 12 - STOCK OPTION PLANS

On April 8, 1999, the Board of Directors approved the 1999 Stock Incentive Plan and reserved 1,500,000 shares of common stock exclusively for issuance pursuant to Stock Incentives. The exercise price per share will be identified in each Stock Incentive Agreement, but in no event will be less than the fair market value on the date of grant.

On April 8, 1999, the Board of Directors approved the 1999 Outside Directors' Stock Option Plan and reserved 120,000 shares of common stock for issuance pursuant to an agreement stating the terms of the plan. Each agreement shall provide the following terms: (1) the exercise price per share will be the fair market value as of the date of grant; (2) the option expiration date is ten years following the date of grant, or one year after the date the Director ceases to serve upon the Board of Directors; and (3) that the option is fully vested. As of the date of issuance of these financial statements, no options have been granted under the 1999 Outside Directors' Stock Option Plan. The option expiration date is ten years after the date the option is granted for a participant who is not an over 10% owner, and five years for a participant who is an over 10% owner. On May 30, 2000, the Company granted 30,000 options at $0.71 per share to its President. On March 5, 2001, the Company decreased the exercise price to $0.10 per share and the options were exercised through consulting services rendered. The options vested over a three-year period under certain conditions as outlined in the vesting schedule.

On February 6, 2002, the Company's Board of Directors approved the 2002 Employee Benefit Plan and reserved 5,000,000 shares of $0.0001 par value common stock for issuance thereunder. During 2002, 2,960,000 shares were issued for consulting and other services rendered as more fully described in Note 1 above. On August 1, 2002, the Company granted 500,000 options to one individual exercisable at $0.07 per share with a term of one year, which remained outstanding as of December 31, 2002, but were exercised during January 2003. At December 31, 2002, the weighted average number of options outstanding and exercisable was 500,000 and the weighted average exercise price and lives were $0.07 and 0.58 years.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31, 2002:

Net Loss		Per Share
As Reported	$ 1,168,258	As Reported	$ 0.06
Pro Forma	$ 1,209,462	Pro Forma	$ 0.07

The fair value of options outstanding of December 31, 2002 was approximately $0.06 per option based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life of one year; b) expected volatility of 265.46%, c) dividend yield of 0%; and d) a risk free interest rate of 5.00%.

______________________________________________________________________________

NOTE 13 - ASSET PURCHASE AGREEMENT AND CONTINGENT LIABILITIES

On January 27, 1999, Healthbridge Delaware completed an "Asset Purchase Agreement" (APA), with Roatan Medical Technologies, Inc. (a Nevada Corporation), WinTex Corporation (a Texas Corporation and wholly-owned subsidiary of Roatan Medical Technologies, Inc.), Roatan Medical Services Inc. (a Texas Corporation), and United Services, Inc. ("United"), and Mr. Wilhelm Liesner (an individual), the "Sellers." Healthbridge Delaware issued 2,560,237 shares of Healthbridge common stock in exchange for all of the assets of the sellers including all patents, inventories, machinery, equipment, intangibles, and cash on hand and in banks as described below. Certain assets, such as all tax loss carryforwards, carrybacks, net operating losses, refunds, offsets, etc., were excluded from the exchange. In accordance with the restructuring, Healthbridge Delaware also assumed certain of the payment and performance obligations of the Sellers and its principal stockholder. The following is a summary of the assets acquired and liabilities assumed:

Assets Acquired:
Inventory	$ 40,395
Fixed assets, net	10,778
Organization costs	102,500
Patents, net	2,100,007	2,253,680

Liabilities Assumed:
FCIC promissory note (FCIC)	1,000,000
Accounts payable per agreement(includes FCIC "Expense Notes" of $84,681) (See below)	233,215	(1,233,215)
Additional paid-in capital		$ 1,020,465

On February 24, 1999, an "Assumption and Release Agreement," (ARA) was executed by and among Healthbridge Delaware (the Assumptor), Roatan Medical Technologies, Inc., Roatan Medical Services, Inc., and United Services, Inc. (the Original Borrower Principals), Wilhelm Liesner (Liesner) and First Capital Invest Corp., BVI (FCIC). Healthbridge Delaware assumed all of the payment and performance obligations of the Original Borrower Principals and Liesner to FCIC under the various agreements. Additionally, FCIC was given a conversion right, which they exercised on or around February 26, 1999, in connection with the transfer of the assets in the APA, which applied to the principal balance of the note only for the conversion of 4,850,000 shares of common stock in cancellation of $1,000,000 principal amount of the note. Interest accrued under the note was forgiven upon the exercise of the conversion right. Certain FCIC "Expense Notes" were assumed under the APA and are included in accounts payable per above, and bear interest at 10% per annum. The FCIC "Expense Notes," including accrued interest of $14,819, were converted into 199,000 shares of common stock at $0.50 per share in December 2000. During the fourth quarter of 2002, the Company wrote off approximately $103,000 in assumed liabilities. With the exception of a few vendors, the Company has not been contacted for payment and it does not anticipate having to repay any of the amounts written off. (See note 14).

In connection with the APA, the Company obtained the rights to the following two patents: (1) U.S. Patent No. 5,728,310 "Microwave waste sterilizer and method of use," and (2) U.S. Patent No. 5,495,941, "Dual compartment sterilizable waste containment unit." The patents represented the rights to utilize a combination of microwave and steam technology to sterilize infectious waste. The self-contained modular system, known as the "Redloc II Waste Disposal System," ("Redloc II") processed infectious waste in pressurized reusable containers until the waste was sterilized. The waste was then processed through a granulator before disposal in public waste facilities. The Company subsequently wrote off the value of the two patents and included in discontinued operations for deficit accumulated during the development stage is a write-down of patents of $2,100,007. The Company has not paid the required maintenance fees for these two patents, and therefore, these patents are unprotected and available for use by others. It is the Company's intention to pay the required fees to re-instate the patents as soon as possible.

______________________________________________________________________________

NOTE 14 - DISCONTINUED OPERATIONS

Effective December 31, 2000, the Company closed its offices in Dallas, Texas, and discontinued its operations relating to the marketing and distributing of its Redloc II waste disposal system because of its inability to generate revenues due to lack of successfully obtaining contracts for its product. The Company wrote off inventory in the amount of $40,395 in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." During the fourth quarter of 2002, the Company wrote off approximately $103,000 in assumed liabilities and included in gain (loss) on discontinued operations for 2002 is a gain of $102,692, and included in cumulative from inception to December 31, 2002, is a net loss of $2,893,157. There was no tax effect on this transaction due to the Company's loss position.

NOTE 15 - WARRANTS

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

NOTE 16 - SUBSEQUENT EVENTS

As of the date of issuance of these financial statements, the Company has issued an additional 750,000 shares of common stock for services rendered pursuant to the exercise of certain stock option agreements.

______________________________________________________________________________

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)

Nora Coccaro	47	President, Chief Financial Officer and Director

Antonio Ponte	48	Director

Nora Coccaro was appointed to the Company's board of directors on November 16, 1999, and currently serves as a director, and as our president and chief financial officer. Ms. Coccaro will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently serves as the president and sole director of Net Master Consultants, Inc., an Over the Counter Bulletin Board (OTC: BB) company without current operations, and as the president and a director of Thor Ventures, Corp. an OTC: BB company without current operations. Ms. Coccaro has served as a director of Americana Gold & Diamond Holdings, Inc. a NASDAQ Small Cap company without current operations from 1998 until May 1999 and as a director and executive vice-president of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999. During 1996 and 1997, Ms. Coccaro was retained by Homestake Mining Company as a consultant to review mineral title administration procedures, land status and conduct market research in Central America.

Since September 1998 she has also acts as the Consul of Uruguay to Western Canada.

Mr. Antonio Ponte, was appointed to the board of directors in 1999. Mr. Ponte will serve as a director until the next annual meeting of the Company's shareholders and until such time as a successor is elected and qualified.

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

______________________________________________________________________________

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following persons or entities who during the period ended December 31, 2002 were either directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Nora Coccaro failed to file a Form 3 or Form 5 despite being the president, chief financial officer and a director of the Company. The required filings inadvertently were not filed but will be filed as soon as possible.

Wilhelm Liesner failed to file a Form 3 or Form 5 despite being a former director of the Company and the beneficial owner of in excess of 10% of the Company's common stock. The required filings inadvertently were not filed but will be filed as soon as possible.

Antonio Ponte failed to file a Form 3 or Form 5 despite being a director of the Company. The required filings inadvertently were not filed but will be filed as soon as possible.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)($)	Securities Underlying OptionsSARs(#)	LTIP payouts($)	All Other Compensation($)
Nora Coccaro, President, Chief Financial Officer and Director	2002 2001 2000	32,100 32,100 32,100	- - -	- - -	- 30,000* 20,000*	- - -	- - -	- - -

  The 50,000 shares shown represents the Company's issuance, during 2000 and 2001 of restricted shares of the Company's common stock to Ms. Coccaro for services rendered to the Company.

______________________________________________________________________________

Compensation of Directors

The Company's directors are not currently compensated for their services as directors of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 7, 2003 with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of April 7, 2003 there were 20,491,346 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Ownership	Number of Shares	% of Class
Common	Nora Coccaro, president, chief financial officer, director 1177 - 1818 West Hastings Street Vancouver, British Columbia Canada	Legal	50,000	>0.01%
Common	Antonio Ponte, director 1177 West Hastings Street Vancouver, British Columbia Canada	Legal	10,000	>0.01%
Common	Officer and Directors as a Group	Legal	60,000	> 0.01%

______________________________________________________________________________

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 21, 2000, the Company's board of directors approved the issuance of 20,000 restricted shares of the Company's common stock to Ms. Coccaro, one of the Company's officers and directors. The board of directors further granted to Ms. Coccaro 30,000 common stock purchase options at an exercise price of $0.71 cents per share. The common stock purchase options expired on March 31, 2000. The option was extended, re-priced and exercised.

On March 16, 2000, the Company entered into a consulting agreement with Ms. Coccaro with an initial one-year term and is renewable without notice. The agreement requires the Company to pay Ms. Coccaro $2,675 a month for her services. The consulting agreement has been renewed.

During February of 1999, the Company entered into a consulting agreement with Mr. Leisner, a former director of the Company, with a one-year term. The agreement required the Company to pay Mr. Leisner $5,000 a month for his services. The agreement expired in February of 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 40 of this Form 10-KSB, which is incorporated herein by reference.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by the Form 10-KSB.

ITEM 14. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

______________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April, 2003.

Healthbridge, Inc. /s/ Nora Coccaro Nora Coccaro, President/Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	President/CFO and Director	April 11, 2003
/s/ Antonio Ponte Antonio Ponte	Director	April 11, 2003

______________________________________________________________________________

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nora Coccaro, president and chief financial officer of Healthbridge, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Healthbridge, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Nora Coccaro

Nora Coccaro, president and chief financial officer

______________________________________________________________________________

INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

3(i)	*	Articles of Incorporation of the Company
3(i)(a)	*	Amendment to Articles of Incorporation of the Company
3(i)(b)	*	Amendment to Articles of Incorporation of the Company
3(i)(c)	*	Amended and Restated Articles of Incorporation of the Company
3(ii)	*	Bylaws of the Company
10(i)	**	Intellectual Property Assignment and Sale Agreement between the Company and Sellers.
10(ii)	**	Secured Loan Agreement
10(iii)	***	Amendment to Intellectual Property Assignment and Sale Agreement dated March 28, 2002.
10(iv)	***	Amendment to Intellectual Property Assignment and Sale Agreement dated April 10, 2002.
99.1	43	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the 10-SB filed with the Commission on April 17, 2000
**	Incorporated by reference from the 8-K filed with the Commission on February 12, 2002
***	Incorporated by reference from the 10-KSB filed with the Commission on April 15, 2002

______________________________________________________________________________