Form 10QSB
period 2003-03-31
HEALTHBRIDGE INC
filed 2003-05-20
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the quarterly period ended March
                                   31, 2003.

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ______________to_____________

                        Commission File Number: 000-30377


                               HEALTHBRIDGE, INC.

        (Exact name of small business issuer as specified in its charter)


          TEXAS                         06-1538201
                                          ----------
--------------
(State or other jurisdiction of      (IRS Employer ID No.)
incorporation or organization)

                        1818 - 1177 West Hastings Street,
                       Vancouver, British Columbia V6E 2K3
                      ------------------------------------
                     (Address of principal executive office)

                                 (604) 602-1717
                                 ---------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock, $0.0001 par value (the only class of voting stock), as of May 19, 2003 was 20,533,346

                               HEALTHBRIDGE, INC.

                                   FORM 10-QSB

                  For the quarterly period ended March 31, 2003

                                      INDEX

PART I           FINANCIAL INFORMATION

                 Item 1.       Financial Statements                                                                     3

                               Consolidated Balance Sheet as of March 31, 2003 (unaudited)                              4

                               Consolidated Statements of Operations (unaudited) for the three
                               month periods ended March 31, 2003 and 2002 and cumulative amounts                       5

                               Consolidated Statements of Cash Flows (unaudited) for the three month
                               periods ended March 31, 2003 and 2002 and cumulative amounts                             6

                               Notes to Unaudited Consolidated Financial Statements                                     8

                 Item 2.       Plan of Operation                                                                       10
                 Item 3.          Controls and Procedures                                                              12

PART II          OTHER INFORMATION

                 Item 6.       Exhibits and Reports on Form 8-K                                                        12

                 Signatures                                                                                            13























                                                                PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Healthbridge, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated.
Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.















































                                                  HEALTHBRIDGE, INC. AND SUBSIDIARIES
                                                     (A development stage company)
                                                 UNAUDITED CONSOLIDATED BALANCE SHEET
                                                            March 31, 2003
ASSETS
Current assets
Cash and cash equivalents                                                                  $   7,988
Prepaid expenses                                                                               5,925
                                                                                      ---------------
                                                                                      ---------------
Total current assets                                                                          13,913

Fixed assets, net                                                                              2,826
Intangible assets                                                                            404,446
                                                                                      ---------------
                                                                                      ---------------

Total assets                                                                              $  421,185
                                                                                      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes payable - BIME                                                                    $  29,048
   Accounts payable                                                                          268,309
   Accrued expenses - related party                                                          117,991
   Related party advances                                                                     87,913
   Other advances                                                                             91,715
   Accrued interest                                                                           33,638
                                                                                      ---------------
                                                                                      ---------------
Total current liabilities                                                                    628,614

Convertible debentures                                                                       299,614
                                                                                      ---------------
                                                                                      ---------------

Total liabilities                                                                            928,228
                                                                                      ---------------

Commitments and contingencies                                                                  -

Stockholders' deficit
   Preferred stock:  $0.0001 par value, 25,000,000 authorized, no shares issued and
outstanding                                                                                    -
   Common stock: $0.0001 par value, 50,000,000 shares authorized; 20,241,346 issued
and outstanding                                                                                2,025
   Additional paid-in capital                                                              7,178,865
   Accumulated other comprehensive income                                                      4,460
   Deficit accumulated during the development stage                                      (7,692,393)
                                                                                      ---------------
                                                                                      ---------------
Total stockholders' deficit                                                                (507,043)
                                                                                      ---------------
                                                                                      ---------------

Total liabilities and stockholders' deficit                                               $  421,185
                                                                                      ===============





                 The accompanying notes are an integral part of
                          these financial statements.

                       HEALTHBRIDGE, INC. AND SUBSIDIARIES
                          (A development stage company)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 March 31, 2003

                                                                    Three months     Three months        Cumulative
                                                                                        ended
                                                                       ended          March 31,
                                                                   March 31, 2003        2002             Amounts
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------
Revenues                                                                         -                -                    -

General and administrative expenses                                       (57,910)          640,492            2,601,980
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------

Operating loss                                                            (57,910)        (640,492)          (2,601,980)

Other Income (expense)
   Interest expense                                                       (11,000)            (957)             (80,253)
   Interest income                                                               -               54                8,593
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------
Total other income (expense)                                              (11,000)            (903)             (71,660)
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------

Loss from continuing operations before income taxes                       (68,910)        (641,395)          (2,673,640)

Provision for income taxes                                                       -                -                    -

Loss on discontinued operations                                                  -                -          (2,893,157)
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------

Net loss before cumulative effect of accounting change                    (68,910)        (641,395)          (5,566,797)

Cumulative effect of accounting change                                           -                -            (102,500)
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------

Net loss                                                               $  (68,910)        (641,395)          (5,669,297)
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------

Basic loss per share of common stock:
   Loss from continuing operations                                     $    (0.00)
                                                                                             (0.04)
   Loss from discontinued operations                                                              -
                                                                        0.00
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------
   Loss before cumulative effect of accounting change                       (0.00)           (0.04)
   Cumulative effect of accounting change                                        -                -
                                                                  -------------------------------------------------------
                                                                  -------------------------------------------------------
   Net loss                                                            $    (0.00)           (0.04)
                                                                  -------------------------------------------------------
Weighted average number of common shares outstanding
   -basic and diluted                                                   19,819,000       17,031,000
                                                                  -------------------------------------------------------



                 The accompanying notes are an integral part of
                          these financial statements.





                       HEALTHBRIDGE, INC. AND SUBSIDIARIES
                          (A development stage company)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 March 31, 2003


                                                                  Three months     Three months        Cumulative
                                                                     ended             ended
                                                                   March 31,         March 31,
                                                                      2003             2002             Amounts
                                                                ------------------------------------------------------
                                                                ------------------------------------------------------
Cash Flows From Operating Activities
Net loss                                                              $ (68,910)         (641,395)        (5,684,297)
Adjustments to reconcile net loss to net cash used in
operating activities
     Common stock issued for services                                          -           555,000          1,136,250
     Stock and stock option compensation expense                          15,000                 -             33,500
     Translation adjustments                                               (409)                 -              4,460
     Depreciation and amortization                                           187                 -             18,806
     Write-off of organizational costs                                         -                 -            102,500
     Write-off of intangible assets                                            -                 -          2,100,007
     Write-off of inventory disposed of                                        -                 -             40,395
     Gain on write-off of liabilities                                          -                 -          (102,692)
Changes in assets and liabilities
   (Increase) decrease in other advances                                  57,721             7,866             57,721
   (Increase) decrease in prepaid expenses                                     -                 -              (122)
    Increase (decrease) in accounts payable                                (476)            20,165            362,863
    Increase (decrease) in accrued expenses                             (53,053)                 -             96,973
    Increase (decrease) in accrued interest                               11,000               957             58,139
                                                                ------------------------------------------------------
Net cash flows used in operating activities                             (38,940)          (57,407)        (1,775,497)
                                                                ------------------------------------------------------
Cash Flows From Investing Activities
   Cash payments for intangible assets                                         -         (100,064)          (150,398)
   Capital expenditures                                                        -                 -            (3,740)
                                                                ------------------------------------------------------
Net cash flows used in investing activities                                    -         (100,064)          (154,138)
                                                                ------------------------------------------------------
Cash Flows From Financing Activities
   Borrowings under promissory notes payable                                   -                 -            494,005
   Commissions paid to raise convertible debentures                            -                 -           (32,500)
   Borrowings under convertible debentures                                     -                 -            325,000
   Borrowings under secured loan                                               -                 -            165,000
   Repayment of secured loan                                                   -                 -          (165,000)
   Proceeds from the sale of common stock                                 35,000                 -          1,130,000
   Related party advances                                                  8,434           165,000            104,663
   Advances from others                                                        -                 -             33,994
   Offering costs                                                              -          (15,000)          (120,600)
                                                                ------------------------------------------------------
                                                                ------------------------------------------------------
Net cash flows provided by financing activities                           43,434           150,000          1,934,562
                                                                ------------------------------------------------------
                                                                ------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           4,494           (7,471)              4,927
Cash and cash equivalents, beginning of period                             3,494            10,811              3,061
                                                                ------------------------------------------------------
Cash and cash equivalents, end of period                              $    7,988             3,340
                                                                                                                7,988
                                                                ======================================================


                              The accompanying notes are an integral part of these financial statements.
                                                  HEALTHBRIDGE, INC. AND SUBSIDIARIES
                                                     (A development stage company)
                                            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            March 31, 2003

                                                                      Three months     Three months    Cumulative From
                                                                         ended                           Inception to
                                                                       March 31,          ended           March 31,
                                                                          2003        March 31, 2002         2003
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Cash paid for interest                                              $                               -
                                                                    -                                             15,000
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
Cash paid for income taxes                                          $                               -                  -
                                                                    -
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Supplemental non-cash investing and financing activities:
   Common stock issued for intangible assets acquired               $                               -
                                                                    -                                            225,000
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
   Common stock issued for services                                 $                               -          1,136,250
                                                                    -
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
   Conversion of debt and accrued interest to equity                $                               -          1,499,618
                                                                    -
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
   Conversion of accounts payable to equity                         $                               -
                                                                    -                                            245,500
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
   Assets acquired for common stock                                 $                         225,000          1,020,465
                                                                    -
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
   Common stock issued as dividends-in-kind                         $                               -          2,008,096
                                                                    -
                                                                    -----------------------------------------------------





                 The accompanying notes are an integral part of
                          these financial statements.




















                       HEALTHBRIDGE, INC. AND SUBSIDIARIES
                          (A development stage company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003



Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003. Cumulative amounts include amounts since inception of development stage on February 17, 1993.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At March 31, 2003 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 - Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting
Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted for options granted to employees. The Company has opted for the latter approach. The options granted during the quarter resulted in the Company recording stock option compensation expense of $15,000.






                       HEALTHBRIDGE, INC. AND SUBSIDIARIES
                          (A development stage company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 4 - Stock Based Compensation (continued)
---------------------------------

The fair value of each option granted during the quarter was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

         Expected dividend yield                                                 -
         Expected stock price volatility                                           107%
         Risk-free interest rate                                                     2%
         Expected life of options                                                1 year


The weighted average fair value of each option granted during the quarter was approximately $.03.


The following table summarizes information about stock options outstanding at March 31, 2003:


                                                                                     Exercisable

                             Outstanding
-----------------------------------------------------------------------   ----------------------------------
                                        Weighted          Weighted            Number           Weighted
                                         Average
                                        Remaining         Average                               Average
    Exercise            Number         Contractual        Exercise                             Exercise
                                          Life
     Price            Outstanding        (Years)           Price            Exercisable          Price
-----------------  ---------------------------------- -----------------   ----------------  ----------------



      $ .05                 500,000           .90        $     .05                500,000      $     .05
=================  ================================== =================   ================  ================













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

PLAN OF OPERATION

The Company's plan of operation is to develop, manufacture, and market the Valides(R) and Medides Systems medical waste sterilization and disposal technologies into the international market for medical waste disposal.

During the first quarter of 2003, the Company identified new markets for the Valides (R) and Medides Systems in Europe, South and Central America and Asia.
The Company's activities in Europe included interviewing fabrication and production staff and identifying a production site. The focus outside Europe during the first quarter was to identify potential production sites and negotiate joint ventures to expand the Company's sales network. The Company is currently in negotiations with three potential joint venture partners but has not yet entered into any definitive agreements with prospective partners.

The year 2003 will be devoted to building on the Company's activities in Europe and expanding negotiations that would include operations in new South American markets. The Company expects to file applications with South American regulatory bodies for the technical approvals prior to introducing the Valides(R) and Medides Systems to South America and is currently working to ensure compliance.
Further, the Company remains in the process of negotiating distributorship agreements in Brazil, Taiwan and Canada/China.

The Company expects to expand its activities into South/Central American and Asian markets during the next fiscal year as it commences to begin operating its own patented component production facility in Europe. South America and Asia production facilities are being researched. Management intends to file applications with Asian and South American regulatory bodies in an effort to introduce the Valides (R) and Medides Systems to these markets. The Company anticipates closing of one or two of the joint ventures prior to June 30. 2003.








Liquidity and Capital Resources

As of December 31, 2002, the Company`s only significant asset is ownership of the intellectual property rights associated with the Valides (R) and Medides
Systems. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003, based upon the belief that major shareholders will contribute sufficient funds to satisfy the minimum cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its business.

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

To meet these objectives, the Company intends to continue efforts to realize up to $1,000,000 through convertible debentures with three-year terms bearing interest at 7.5% convertible into shares of the Company's common stock at a conversion price of $0.25 per share. During the first nine months of 2002, the Company raised $325,000 in convertible debentures that remain outstanding and $165,000 through a secured note payable that has since been repaid. Should the Company be unable to successfully complete the convertible debenture offering, it anticipates raising capital through other debt or equity financing. However, there can be no assurances that the Company will be able to raise the funds required by its plan of operation, or at all

Should the Company be successful in realizing the funds required to fund its plan of operation, it intends to produce the patented components of the system from a manufacturing facility to be established in Germany. The intention to manufacture the Valides(R) and Medides Systems remains subject to the Company's ability to raise sufficient capital to satisfy initial setup costs and ongoing maintenance requirements.

The Company intends to purchase equipment to be used in the manufacture of the Valides(R) and Medides Systems. The intention to purchase equipment is subject to the Company's ability to raise sufficient capital to proceed with its plan of operation.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-QSB, and are incorporated herein by this reference.

(b) REPORTS ON FORM 8-K. The Company made the following report on Form 8-K subsequent to the period ended March 31, 2003:

(1)      On May 12, 2003, the Company reported the resignation of Clancy and Co. P.L.L.C. as its former auditors and the appointment of Jones Simkins LLP. as the Company's current auditors.










                                                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of May 2003.


HEALTHBRIDGE, INC.

/s/ Nora Coccaro
Nora Coccaro
President, Chief Executive and Financial Officer, and Director








  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED
  PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nora Coccaro, chief executive officer and chief financial officer of Healthbridge, Inc., certify that:
1.       I have reviewed this quarterly report on Form 10QSB of Healthbridge, Inc.;
2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.            Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                     including its consolidated subsidiaries, is made known to
                     us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the
                     "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5.   I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent
              functions):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the
                     registrant's ability to record, process, summarize and
                     report financial data and have identified for the
                     registrant's auditors any material weaknesses in internal
                     controls; and
                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6.   I have indicated in this annual report whether there were
              significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003
/s/ Nora Coccaro
Nora Coccaro
Chief Executive Officer and Chief Financial Officer





                                                           INDEX TO EXHIBITS

EXHIBIT      PAGE
NO.                 NO.          DESCRIPTION
-------               ----     ---------------------------------------------------------
 3(i)(a)              *      Articles of Incorporation of the Company

 3(i)(b)              *      Amendment to Articles of Incorporation of the Company

3(i)(c)               *      Amendment to Articles of Incorporation of the Company

3(i)(d)               *      Amended and Restated Articles of Incorporation of the Company

3(ii)                 *      Bylaws of the Company

10                    **     Intellectual Property Assignment and Sale Agreement, executed January 25, 2002

99.1                  16     Certification    of   Nora    Coccaro    Pursuant   to   Section   1350   of   Chapter   63   of
                             Title 18 United States Code


*        Incorporated by reference from the 10-SB filed with the Commission on April 17, 2000

**       Incorporated by reference form the 8-K filed with the Commission on February 12, 2002




Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Healthbridge, Inc. on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange
Commission on the date hereof, Nora Coccaro, as chief executive/financial officer of Healthbridge, Inc., does hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of her knowledge:

1.       This 10-QSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-QSB report fairly presents, in all material respects, the financial condition and result of operations of Healthbridge, Inc..




/s/ Nora Coccaro
Nora Coccaro
Chief Executive and Financial Officer
May 19, 2003
