Form 10QSB
period 2003-06-30
HEALTHBRIDGE INC
filed 2003-08-14
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


                         Commission file number: 0-28731


                               HEALTHBRIDGE, INC.
        (Exact name of small business issuer as specified in its charter)


                Texas                                  06-1538201
                -----                                  ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)



   1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
   ---------------------------------------------------------------------------
              (Address of principal executive office) (Postal Code)


                                 (604) 602-1717
                           (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of August 13, 2003 was 20,533,346

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS..............................................   3

Unaudited Consolidated Balance Sheet as of June 30, 2003....................  4

Unaudited Consolidated Statement of Operations for the three and six months periods ending June 30, 2003 and 2002
.....................................                       .................. 5

Unaudited Consolidated Statement of Operations for the period from inception
to June 30, 2003.  For the six months ended June 30, 2003 and 2002.........   6

Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and the period since Date of Inception to June 30,
2003............                                                              7

Notes to Unaudited Financial Statements...................................... 8

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...................................   11

ITEM 3.  CONTROLS AND PROCEDURES...........................................  13


PART II

ITEM 1.  LEGAL PROCEEDINGS.................................................. 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..               13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  14

SIGNATURES.................................................................  15

INDEX TO EXHIBITS........................................................... 17

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Healthbridge, Inc., a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended June 30 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 10 and are incorporated herein by this reference.

                               HEALTHBRIDGE, INC.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                          As at               As at
                                                                                        June 30         December 30
ASSETS                                                                                     2003                2002
-------------------------------------------------------------------------- --------------------- --- -----------------
Current
    Cash and cash equivalents                                              $                  -   $           3,494
    Receivable from related party                                                           350                   -
    Prepaid expense                                                                       5,925               5,925
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                                          6,275               9,419

Fixed assets                                                                              2,639               3,013
Intangible assets                                                                       404,446             404,446
                                                                           ---- ---------------- --- -----------------
                                                                           $            413,360   $         416,878
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
-------------------------------------------------------------------------- ---- ---------------- --- -----------------

LIABILITIES
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
Current
    Bank indebtedness                                                      $                  3   $               -
    Notes payable                                                                        29,048              29,048
    Accounts payable and accrued liabilities                                            326,421             355,832
    Accrued expenses - related party (note 7)                                           102,991             101,241
    Loan payable to a director (note 4)                                                  21,500                   -
    Related party advances                                                               99,728              96,229
    Accrued interest                                                                     44,862              22,638
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                                        624,553             604,988

Convertible debenture (note 5)                                                          299,614             299,614
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------

                                                                                        924,167             904,602
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------

Going concern (note 3)
Commitments and contingencies (note 8)

SHAREHOLDERS' DEFICIENCY
-------------------------------------------------------------------------- ---- ---------------- --- -----------------
Capital Stock
    Authorized: 50,000,000 common shares with a par value
      of              $ 0.0001
    Issued and outstanding: 20,533,346 (December 31, 2002: 19,741,346)
      common shares.                                                       $              2,054   $           1,975
  Additional paid-in capital                                                          7,195,224           7,128,915
  Accumulated other comprehensive income                                                  4,171               4,869
  Deficit accumulated during the development stage                                   (7,712,256)         (7,623,483)
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                                       (510,807)           (487,724)
                                                                           ---- ---------------- --- -----------------
                                                                           ---- ---------------- --- -----------------
                                                                           $            413,360   $         416,878
-------------------------------------------------------------------------- ---- ---------------- --- -----------------



 - The accompanying notes are an integral part of these financial statements -


                               HEALTHBRIDGE, INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                              2003                      2002
                                             --------                  --------
                                                     Three                       Six                   Three                Six
                                                    Months                    Months                  Months             Months
                                                     Ended                     Ended                   Ended              Ended
                                                      June 30                   June 30              June 30            June 30
--------------------------------------- ------ ---------------- ------- ---------------- ---- --------------- --- --------------
Revenue
    Income                              $                -      $                  -     $              -      $             -
                                        ------ ---------------- ------- ---------------- ---- --------------- --- --------------
                                        ------ ---------------- ------- ---------------- ---- --------------- --- --------------

General and administrative expenses                 (8,639)                  (66,549)            (324,120)            (964,612)
                                        ------ ---------------- ------- ---------------- ---- --------------- --- --------------
                                        ------ ---------------- ------- ---------------- ---- --------------- --- --------------

Other Income (Expenses)
      Interest expense                             (11,224)                  (22,224)              (4,944)              (5,901)
    Interest income                                      -                         -                    -                   54
                                        ------ ---------------- ------- ---------------- ---- --------------- --- --------------
                                        ------ ---------------- ------- ---------------- ---- --------------- --- --------------
                                                   (11,224)                  (22,224)              (4,944)              (5,847)
                                        ------ ---------------- ------- ---------------- ---- --------------- --- --------------

                                        ------ ---------------- ------- ---------------- ---- --------------- --- --------------
Net Loss For The Period                            (19,863)                  (88,773)            (329,064)            (970,459)
--------------------------------------- ------ ---------------- ------- ---------------- ---- --------------- --- --------------
--------------------------------------- ------ ---------------- ------- ---------------- ---- --------------- --- --------------

Loss per Share
    Weighted average shares
outstanding                                      20,528,670               20,322,215            18,535,192          17,750,131
--------------------------------------- ------ ---------------- ------- ---------------- ---- --------------- --- --------------
--------------------------------------- ------ ---------------- ------- ---------------- ---- --------------- --- --------------
    Basic and diluted                   $              0.00     $               0.00     $           (0.02)    $         (0.05)
--------------------------------------- ------ ---------------- ------- ---------------- ---- --------------- --- --------------


                             - The accompanying notes are an integral part of these financial statements -



                               HEALTHBRIDGE, INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2003 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
                                                                        Inception to  Six Months Ended  Six Months Ended

                                                                            June 30,          June 30,
                                                                                2003              2003     June 30, 2002
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Revenues                                                                    $      -          $      -         $       -
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

General and administrative expenses                                      (2,625,619)          (66,549)         (964,612)
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Other Income (Expenses)
   Interest expense                                                         (91,477)          (22,224)           (5,901)
   Interest income                                                             8,593                 -                54
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------
                                                                            (82,884)          (22,224)           (5,847)
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Loss From Continued Operations                                           (2,708,503)          (88,773)         (970,459)

Loss on discontinued operations                                          (2,893,157)                 -                 -
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Net Loss Before Cumulative Effect of Accounting Change                   (5,601,660)                 -                 -

Cumulative effect of accounting change                                     (102,500)                 -                 -
                                                                    -----------------------------------------------------

Net Loss For The Period                                                $ (5,704,160)       $  (88,773)      $  (970,459)
-------------------------------------------------------------------------------------------------------------------------


  - The accompanying notes are an integral part of these financial statements -



                               HEALTHBRIDGE, INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2003 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                                For The Six Months Ended June 30
                                                                                --------------------------------
                                                            Cumulative Since         2003               2002
                                    Inception
--------------------------------------------------------------------------------------------------------------------
Operating
    Net Loss                                                 $     (5,704,160) $         (88,773)  $      (970,459)
    Items not involving an outlay of cash:
        Common stock issued for services                             1,140,138              3,888           702,100
        Stock options compensation expense                              33,500             15,000                 -
        Translation adjustment                                           4,171              (698)                 -
        Depreciation and amortization                                   18,993                374                 -
        Write-off of organizational costs                              102,500                  -                 -
        Write-off of intangible assets                               2,100,007                  -                 -
        Write-off of inventory disposed of                              40,395                  -                 -
        Gain on write-off of liabilities                             (102,692)                  -                 -
    Changes in non-cash working capital items:
        Other advances                                                       -                  -             7,866
        Prepaid expenses                                                 (122)                  -                 -
        Accounts payable                                               333,928           (29,411)           141,963
        Accrued expenses                                               151,776              1,750                 -
        Accrued interest                                                69,363             22,224             5,847
                                                           ---------------------------------------------------------
                                                           ----
                                                                   (1,812,203)           (75,646)         (112,683)
                                                           ---------------------------------------------------------
                                                           ----
Investing
    Intangible assets                                                (150,398)                  -         (119,447)
    Fixed assets                                                       (3,740)                  -                 -
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------
                                                                     (154,138)                  -         (119,447)
                                                           ---------------------------------------------------------
Financing
    Borrowings under promissory notes payable                          494,005                  -                 -
    Commissions paid to raise convertible debentures                  (32,500)                  -                 -
    Notes payable-convertible debentures                               325,000                  -           325,000
    Common stock issued for cash                                     1,142,500             47,500                 -
    Related party advances                                              99,378              3,149                 -
    Loan payable to a director                                          21,500             21,500                 -
    Advances from others                                                33,994                  -            10,500
    Offering costs                                                   (120,600)                  -          (47,500)
                                                           ---------------------------------------------------------
                                                           ---------------------------------------------------------
                                                                     1,963,277             72,149           288,000
                                                           ---------------------------------------------------------
Net (decrease) increase in cash                                        (3,064)            (3,497)            55,870
Cash and cash equivalents, beginning of period                           3,061              3,494            10,811
                                                           ---------------------------------------------------------
                                                           ----
Cash and cash equivalents, end of period                     $             (3) $              (3)  $         66,681
--------------------------------------------------------------------------------------------------------------------
    Cash paid for interest                                   $          15,000 $                -  $              -
--------------------------------------------------------------------------------------------------------------------
    Supplemental schedule of non-cash transactions
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued for services                         $       1,140,138 $            3,888  $        702,100
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued for intangible assets                $         225,000 $                -  $              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Conversion of debt and accrued interest to equity        $       1,499,618 $                -  $              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Conversion of accounts payable to equity                 $         245,500 $                -  $              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Assets acquired for common stock                         $       1,020,465 $                -  $        225,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Common stock issued as dividends-in-kind                 $       2,008,096 $                -  $              -
--------------------------------------------------------------------------------------------------------------------

 - The accompanying notes are an integral part of these financial statements -



                               HEALTHBRIDGE, INC.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the
Company's Form 10-KSB for the year ended December 31, 2002, file with the
Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31,
2003. Cumulative amounts include amounts since inception of development stage on
February 17, 1993.
-----------------------------------------------------------------------------------------------------------------------------------


2. Additional Footnotes Included By Reference

Except as indicated in the Note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.
-----------------------------------------------------------------------------------------------------------------------------------


3. Going Concern

The Company has incurred cumulative losses since inception and expects to incur significant operating losses in the future. The Company's ability to eliminate operating losses is dependent upon a variety of factors, many of which it is unable to control. These factors include its ability to successfully market and distribute its medical waste disposal system, its ability to obtain debt and/or equity financings, and general economic conditions. The Company is currently in the process of registering patents for its intellectual rights throughout the world and has done so in the following geographic areas: Germany, Austria, Luxembourg, Switzerland and Ireland. The Company has also entered into various consulting agreements for consulting services rendered in connection with the marketing and distribution of the Company's waste disposal system to medical administrators and practitioners in hospitals, laboratories and clinics worldwide.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

-----------------------------------------------------------------------------------------------------------------------------------

4. Loan Payable To A Director

This loan was received on June 23, 2003. The loan, in the amount of $21,500 is interest bearing at 8% per annum and due on demand. Accrued interest as at June
30, 2003 was $ 33.




-----------------------------------------------------------------------------------------------------------------------------------

5. Convertible Debenture

Series A Convertible debentures represent two debentures issued ("issue date")
during 2002 (May 3, 2002-$75,000 and May 6, 2002-$250,000), bearing interest at
7.5% per annum, and maturing in three years, commencing on the issue date. The convertible debentures become immediately due and payable upon certain events of default unless waived by the lender. Interest on the principal amount is due annually on the anniversary date of the issue date. The conversion feature allows the holder at any time to convert any unpaid amount of principal or interest at $0.25 per share during for a period of three years from the date of issuance. In the event that the trading average price of the shares during a 30 consecutive trading day period is above 200% of the conversion price, conversion is enforced by the Company. Pursuant to the terms of the convertible debenture, the Company agrees to file a Registration Statement within 60 days of conversion with the U.S. Securities and Exchange Commission. The convertible debentures are secured by substantially all of the Company's assets consisting of all tangible and intangible property, but not limited to procedures, instruments, devices, equipment, research, designs, registrations, licenses, trademarks, software, patents, patents pending, "know-how" expertise, all additions and replacements to such property and any other documentation related to the Valides (R) and
Medides systems for sterilizing and disinfecting infectious waste. Accrued interest for both debentures at June 30, 2003 was $ 27,231. Convertible debentures outstanding as of June 30, 2003 were $325,000 less $25,386 in deferred financing costs remaining to be amortized over the life of the debentures, for net a note payable at June 30, 2003 of $299,614.
-----------------------------------------------------------------------------------------------------------------------------------


6. Stock Based Compensation

Statement of Financial Accounting Standards No.123 "Accounting for Stock-Based
Compensation" (SFAS 123) gives entities the choice between adopting a fair value method of continuing to use the intrinsic value method under Accounting
Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted for options granted to employees. The Company has opted for the latter approach. The options granted during the quarter ended March 31, 2003 resulted in the Company recording stock option compensation expense of $ 15,000.

The fair value of each option granted during the quarter was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield                                                              -
Expected stock price volatility                                                   107%
Risk-free interest rate                                                             2%
Expected life of options                                                        1 year
                                                                                       -

The weighted average fair value of each option granted during the quarter was approximately $ 0.03

 The following table summarizes information about stock options outstanding at June 30, 2003



                                                                     Remaining
                              Exercise Contractual
Options outstanding and exercisable                        Price     Life (Years)
----------------------------------------------- --- ------------- -- ----------------- --- --------- --- -------------
----------------------------------------------- --- ------------- -- ----------------- --- --------- --- -------------
      250,000                                                 0.05              0.65
----------------------------------------------- --- ------------- -- ----------------- --- --------- --- -------------
----------------------------------------------- --- ------------- -- ----------------- --- --------- --- -------------


7. Related Party Transactions and Balances

The following represents related party transactions paid or accrued during the six months ended 30 June:

                                                                                                 Six Months
                                                                        Six Months Ended      Ended 30 June
                                                                            30 June 2003               2002
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Consulting fees to a director of the company                           $          16,050 $           16,050
Consulting fees to a shareholder of the company                        $               - $           30,000
------------------------------------------------------------------------------------------------------------

Accrued expenses - related party represents expenses incurred from a certain shareholder for consulting fees of $ 60,000 and travel expenses of $ 42,991.
-----------------------------------------------------------------------------------------------------------------------------------


8.  Commitments and Contingencies

Commitments - The Company has entered into certain agreements for consulting services with the President and Director at $2,675 per month dated March 16, 2000, and with a certain shareholder at $5,000 per month dated May 16, 1999.
Pursuant to the consulting agreements, which have automatic renewal provisions, the Company is committed to paying $7,675 per month until terminated by the Company or the consultants. During the six months ended June 30, 2003, the certain shareholder waived the $ 5,000 per month consulting fee.

Contingencies - On February 20, 2002, a suit was filed by Ray Parsons vs.
Stericycle, Inc. (an Illinois corporation) and Healthbridge, Inc. in the 101st
Judicial District Court for the County of Dallas, Texas, civil cause no.
02-1578-E. The suit seeked recovery of damages for personal injury allegedly caused to the plaintiff, Ray Parsons, as the result of smoke and vapor inhalation endured when attempting to put out a fire in a trailer owned by
Stericycle that contained sterilized medical waste processed by the Company. On
June 24 2003, the plaintiff and the Company settled the suit for $ 7,500.
-----------------------------------------------------------------------------------------------------------------------------------




















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

During the second quarter of 2003, the Company finalized the identification of markets for the Valides (R) and Medides Systems in Europe, South and Central
America and Asia. In Europe, the Company selected fabrication and production staff and identified a production site. Outside of Europe, during the second quarter, potential production sites were identified near Vancouver, Canada and RioGrande Do Soul, Brazil. Potential joint ventures intended to expand the Company's sales network are currently in negotiation though no definitive joint venture agreements have been concluded.

Over the next three to six months the Company anticipates realizing funding sufficient to set up a small production facility in Germany. The facility will be used to build demonstration units for potential joint venture partners and for presenting to regulatory authorities the Company's medical waste sterilization and disposal technologies. The Company intends to conclude agreements with joint venture partners well acquainted with the regulatory process that will work with the Company in presenting proven scientific documentation that supports the effectiveness of the Valides(R) and Medides
Systems. The Company believes that this approach will lead to a fast track approval of the systems. The Company expects that the first production units will be presented to regulatory authorities in Canada and Brazil.

Liquidity and Capital Resources

As of June 30, 2003, the Company`s only significant asset is ownership of the intellectual property rights associated with the Valides (R) and Medides
Systems. Management believes that the Company has sufficient resources to meet the minimum anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003, based upon the belief that sufficient funding can be realized from public or private debt or equity placements or from major shareholders. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.





The Company intends to continue efforts to realize between $1,000,000 and $1,400,000 through convertible debentures with three-year terms bearing interest at 7.5% convertible into shares of the Company's common stock at a conversion price of $0.25 per share. During the first nine months of 2002, the Company raised $325,000 in convertible debentures that remain outstanding and $165,000 through a secured note payable that has since been repaid. Should the Company be unable to successfully complete the convertible debenture offering, it anticipates raising capital through other debt or equity financing. However, there can be no assurances that the Company will be able to raise the funds required by its plan of operation, or at all.

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


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
Ray Parsons vs. Stericycle, Inc. and Healthbridge, Inc. Suit was filed by Ray Parsons against Stericycle, Inc. an Illinois
-------------------------------------------------------
corporation and the Company on February 20, 2002 in the 101st Judicial District Court for the County of Dallas, Texas, civil cause
no. 02-1578-E. The suit sought the recovery of damages for personal injury allegedly caused to the plaintiff, Ray Parsons, as the result of smoke and vapor inhalation suffered when attempting to put out a fire in a trailer owned by Stericycle that contained sterilized medical waste processed by the Company. The suit was settled on June 24, 2003 with the plaintiff's acceptance of a settlement amount of $7,500.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 18, 2003, the Company held an Annual Meeting of Stockholders to consider the election of Markus Mueller and Nora Coccaro as Company directors, the approval of management's decision to engage Jones Simkins L.L.P. as the Company's auditors for the year ending December 31, 2003, and to authorize the Company to effect a one for twenty (1:20) reverse split of the Company's common stock and to reflect such action in an amendment to the Company's articles of incorporation. Proxies representing 13,924,639 or 67% of the Company's issued and outstanding shares constituted quorum for the purpose of considering the matters presented.

The shareholders elected Markus Mueller by a vote of 13,924,439 in favor and 200 against to the Company's board of directors and elected Nora Coccaro by a vote of 13,927,339 in favor and 300 against to the Company's board of directors.

The shareholders approved the appointment of Jones Simkins L.L.P. as the Company's auditors for the year ending December 31, 2003 by a vote of 13,917,503 in favor and 0 against with 10,136 abstentions.

The shareholders approved management's proposal to effect a reverse split of the Company's common stock on a one-for-twenty (1:20) basis by a vote of 12,538.503 in favor and 750,000 against with 636,136 abstentions. The Company anticipates that the reverse split will be effected on August 22, 2003 upon filing the amendment to reflect the reverse split with the Texas Secretary of State.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 17 of this Form 10-QSB, and are incorporated herein by this reference.

(b) REPORTS ON FORM 8-K. The Company made one report on Form 8-K during the period ended June 30, 2003.

1.       On May 12, 2003, the Company reported the resignation of Clancy and Co. P.L.L.C. as its former auditors and the appointment of Jones Simkins L.L.P. as the Company's current auditors.








































                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August 2003.


HEALTHBRIDGE, INC.

/s/ Nora Coccaro
Nora Coccaro
President, Chief Executive and Financial Officer, and Director







  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
              AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Nora Coccaro, chief executive officer and chief financial officer of Healthbridge, Inc., certify that:
1.       I have reviewed this quarterly report on Form 10QSB of Healthbridge, Inc.;
2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.            Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                     including its consolidated subsidiaries, is made known to
                     us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the
                     "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5.   I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent
              functions):
                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the
                     registrant's ability to record, process, summarize and
                     report financial data and have identified for the
                     registrant's auditors any material weaknesses in internal
                     controls; and
                      b) any fraud, whether or not material, that involves
                    management or other employees who have a significant role in the registrant's internal controls; and
         6.   I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003
/s/ Nora Coccaro
Nora Coccaro
Chief Executive Officer and Chief Financial Officer




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

3(i)(c)      *      Amendment to Articles of Incorporation of the Company

3(i)(d)      *      Amended and Restated Articles of Incorporation of the Company

3(ii)        *      Bylaws of the Company

10           **    Intellectual Property Assignment and Sale Agreement, executed January 25, 2002

99.1         18    Certification    of   Nora    Coccaro    Pursuant   to   Section   1350   of   Chapter   63   of
                   Title 18 United States Code




*        Incorporated by reference from the 10-SB filed with the Commission on April 17, 2000

**       Incorporated by reference form the 8-K filed with the Commission on February 12, 2002



Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Healthbridge, Inc. on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange
Commission on the date hereof, Nora Coccaro, as chief executive/financial officer of Healthbridge, Inc., does hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of her knowledge:

1.       This 10-QSB report fully complies with the requirements of Section 13(a) of the Exchange Act; and

2. The information contained in this 10-QSB report fairly presents, in all material respects, the financial condition and result of operations of Healthbridge, Inc.




/s/ Nora Coccaro
Nora Coccaro
Chief Executive and Financial Officer
August 13, 2003
