Form 10QSB
period 2003-09-30
HEALTHBRIDGE INC
filed 2003-11-17
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 0-28731
HEALTHBRIDGE, INC.
(Exact name of small business issuer as specified in its charter)

Texas	06-1538201
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
(Address of principal executive office) (Zip Code)
(604) 602-1717
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 2,426,715.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of September 30, 2003	4
Unaudited Consolidated Statement of Operations for the three month periods ending September 30, 2003 and 2002.	5
Unaudited Consolidated Statement of Operations for the nine month periods ending September 30, 2003 and 2002, and for the period from inception to September 30, 2003 and 2002	6
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002 and the period since Date of inception to September 30, 2003	7
Notes to Unaudited Financial Statements	8

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	10
ITEM 3. CONTROLS AND PROCEDURES	12
PART II.
ITEM 2. CHANGES IN SECURITIES	12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	14
SIGNATURES	15
INDEX TO EXHIBITS	16

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Healthbridge, Inc. a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30 2003, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 9 and are incorporated herein by this reference.

HEALTHBRIDGE, INC. AND SUBSIDARIES
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2003
ASSETS
------
Current assets
Cash and cash equivalents                                                                  $   8,719
Related party recievable                                                                         350
Prepaid expenses                                                                                 121
                                                                                     ---------------
Total current assets                                                                           9,190

Fixed assets, net                                                                              2,507
Intangible assets                                                                            404,446
                                                                                      ---------------
Total assets                                                                              $  416,143
                                                                                      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities
   Notes payable                                                                           $  29,048
   Accounts payable and accrued expenses                                                     246,203
   Loan payable to a director                                                                 37,500
   Accrued interest                                                                           52,143
                                                                                      ---------------
Total current liabilities                                                                    364,894

Convertible debentures                                                                       308,076
                                                                                      ---------------

Total liabilities                                                                            672,970
                                                                                      ---------------

Commitments and contingencies                                                                  -

Stockholders' deficit
   Preferred stock:  $0.0001 par value, 25,000,000 authorized, no shares issued and
outstanding                                                                                    -
   Common stock: $0.0001 par value, 50,000,000 shares authorized; 2,426,715 issued
and outstanding                                                                                  243
   Additional paid-in capital                                                              7,498,035
   Accumulated other comprehensive income                                                      4,171
   Deficit accumulated during the development stage                                      (7,759,276)
                                                                                     ---------------
Total stockholders' deficit                                                                (256,827)
                                                                                      ---------------

Total liabilities and stockholders' deficit                                               $  416,143
                                                                                      ===============
The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months      Three months
                                                                       ended            ended
                                                                   September 30,    September 30,
                                                                        2003             2002
                                                                  ----------------------------------
Revenues                                                                         -                -

General and administrative expenses                                       (39,739)        (185,107)
                                                                  ----------------------------------

Operating loss                                                            (39,739)        (185,107)

Other Income (expense)
   Interest expense                                                        (7,281)          (7,608)
   Interest income                                                               -                -
                                                                  ----------------------------------
Total other income (expense)                                               (7,281)          (7,608)
                                                                  ----------------------------------

Net loss                                                               $  (47,020)        (192,715)
                                                                  ==================================

Basic and diluted loss per common share:                                $    (.05)            (.20)
                                                                  ==================================
Weighted average number of common shares outstanding
   -basic and diluted                                                    1,028,000          942,000
                                                                  ==================================
The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Nine months      Nine months
                                                                       ended            ended
                                                                   September 30,    September 30,         Cumulative
                                                                        2003             2002             Amounts
                                                                  -------------------------------------------------------
Revenues                                                                         -                -                    -

General and administrative expenses                                      (106,288)      (1,148,928)          (2,665,358)
                                                                  -------------------------------------------------------
Operating loss                                                           (106,288)      (1,148,928)          (2,665,358)

Other Income (expense)
   Interest expense                                                       (29,505)         (13,455)             (98,758)
   Interest income                                                               -                -                8,593
                                                                  -------------------------------------------------------
 Total other income (expense)                                             (29,505)         (13,455)             (90,165)
                                                                  -------------------------------------------------------

Loss from continuing operations                                          (135,793)      (1,162,383)          (2,755,523)

Loss on discontinued operations                                                  -                -          (2,893,157)
                                                                  -------------------------------------------------------

Loss before provision for income taxes                                   (135,793)      (1,162,383)          (5,648,680)

Provision for income taxes                                                       -                -                    -
                                                                  -------------------------------------------------------

Net loss before cumulative effect of accounting change                   (135,793)      (1,162,383)          (5,648,680)

Cumulative effect of accounting change                                           -                -            (102,500)
                                                                  -------------------------------------------------------

Net loss                                                              $  (135,793)      (1,162,383)          (5,751,180)
                                                                  =======================================================

Basic and diluted loss per common share:                                $    (.13)           (1.28)
                                                                  ==================================
Weighted average number of common shares outstanding
   -basic and diluted                                                    1,015,000          906,000
                                                                  ==================================
The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                                              For The Nine Months Ended September 30

                                                            Cumulative Since         2003               2002
                                                                Inception
-------------------------------------------------------------------------------------------------------------------
Operating
    Net Loss                                                 $     (5,751,180) $        (135,793)  $    (1,162,683)
    Items not involving an outlay of cash:
        Common stock issued for services - combine                   1,140,138              3,888           702,100
        Stock options compensation expense  - combine                   33,500             15,000                 -
        Translation adjustment                                           4,171              (698)                 -
        Depreciation and amortization                                   27,587              8,968                 -
        Write-off of organizational costs - combine                    102,500                  -                 -
        Write-off of intangible assets - combine                     2,100,007                  -                 -
        Write-off of inventory disposed of - combine                    40,395                  -                 -
        Gain on write-off of liabilities - combine                   (102,692)                  -           112,500
    Changes in non-cash working capital items:
        Other advances                                                       -                  -             7,866
        Prepaid expenses                                                 5,682              5,804                 -
        Accounts payable                                               349,660           (13,679)           173,142
        Accrued expenses                                               127,641           (12,420)                 -
        Accrued interest                                                76,644             29,505            13,455
                                                           --------------------------------------------------------
                                                                   (1,845,947)           (99,425)         (153,620)
                                                           --------------------------------------------------------
 Investing
    Intangible assets                                                (150,398)                  -         (168,248)
    Fixed assets                                                       (3,740)                  -                 -
                                                           --------------------------------------------------------
                                                                     (154,138)                  -         (168,248)
                                                           --------------------------------------------------------
Financing
    Borrowings under promissory notes payable                          494,005                  -                 -
    Commissions paid to raise convertible debentures                  (32,500)                  -                 -
    Notes payable-convertible debentures                               325,000                  -           325,000
    Share subscription                                                  20,000             20,000                 -
    Common stock issued for cash                                     1,152,500             47,500                 -
    Related party advances                                              95,879              (350)            35,500
    Loan payable to a director                                          37,500             37,500                 -
    Advances from others                                                33,959                  -
    Offering costs                                                   (120,600)                  -          (47,500)
                                                           --------------------------------------------------------
                                                                     2,005,743            104,650           313,000
                                                           --------------------------------------------------------
Net (decrease) increase in cash                                          5,658              5,225           (8,868)
Cash and cash equivalents, beginning of period                           3,061              3,494            10,811
                                                           --------------------------------------------------------
Cash and cash equivalents, end of period                     $           8,719 $            8,719  $          1,943
-------------------------------------------------------------------------------------------------------------------
    Cash paid for interest                                   $          15,000 $                -  $              -
-------------------------------------------------------------------------------------------------------------------
    Supplemental schedule of non-cash transactions
-------------------------------------------------------------------------------------------------------------------
    Common stock issued for intangible assets                $         225,000 $                -  $              -
-------------------------------------------------------------------------------------------------------------------
    Conversion of debt and accrued interest to equity        $       1,770,653 $          301,000  $              -
-------------------------------------------------------------------------------------------------------------------
    Conversion of accounts payable to equity                 $         245,500 $                -  $              -
-------------------------------------------------------------------------------------------------------------------
    Assets acquired for common stock                         $       1,020,465 $                -  $        225,000
-------------------------------------------------------------------------------------------------------------------
    Common stock issued as dividends-in-kind                 $       2,008,096 $                -  $              -
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002, file with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003. Cumulative amounts include amounts since inception of development stage on February 17, 1993.

2. Additional Footnotes Included By Reference

Except as indicated in the Note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

3. Going Concern

The Company has incurred cumulative losses since inception and expects to incur significant operating losses in the future. The Company’s ability to eliminate operating losses is dependent upon a variety of factors, many of which it is unable to control. These factors include its ability to successfully market and distribute its medical waste disposal system, its ability to obtain debt and/or equity financings, and general economic conditions. The Company is currently in the process of registering patents for its intellectual rights throughout the world and has done so in the following geographic areas: Germany, Austria, Luxembourg, Switzerland and Ireland. The Company has also entered into various consulting agreements for consulting services rendered in connection with the marketing and distribution of the Company’s waste disposal system to medical administrators and practitioners in hospitals, laboratories and clinics worldwide.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

4. Loan Payable To A Director

This loan was received on June 23, 2003. The loan is interest bearing at 8% per annum and due on demand. Accrued interest as at September 30, 2003 was $ 783.

5. Convertible Debenture

Series A Convertible debentures represent two debentures issued (“issue date”) during 2002 (May 3, 2002-$75,000 and May 6, 2002-$250,000), bearing interest at 7.5% per annum, and maturing in three years, commencing on the issue date. The convertible debentures become immediately due and payable upon certain events of default unless waived by the lender. Interest on the principal amount is due annually on the anniversary date of the issue date. The conversion feature allows the holder at any time to convert any unpaid amount of principal or interest at $5.00 per share during for a period of three years from the date of issuance. In the event that the trading average price of the shares during a 30 consecutive trading day period is above 200% of the conversion price, conversion is enforced by the Company. Pursuant to the terms of the convertible debenture, the Company agrees to file a Registration Statement within 60 days of conversion with the U.S. Securities and Exchange Commission. The convertible debentures are secured by substantially all of the Company’s assets consisting of all tangible and intangible property, but not limited to procedures, instruments, devices, equipment, research, designs, registrations, licenses, trademarks, software, patents, patents pending, “know-how” expertise, all additions and replacements to such property and any other documentation related to the Valides ® and Medides systems for sterilizing and disinfecting infectious waste. Accrued interest for both debentures at June 30, 2003 was $ 33,324. Convertible debentures outstanding as of June 30, 2003 were $325,000 less $16,924 in deferred financing costs remaining to be amortized over the life of the debentures, for net a note payable at September 30, 2003 of $308,076.

6. Stock Based Compensation

Statement of Financial Accounting Standards No.123 “Accounting for Stock-Based Compensation” (SFAS 123) gives entities the choice between adopting a fair value method of continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted for options granted to employees. The Company has opted for the latter approach. The options granted during the quarter ended March 31, 2003 resulted in the Company recording stock option compensation expense of $15,000.

The fair value of each option granted during the quarter was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	--
Expected stock price volatility	107%
Risk-free interest rate	2%
Expected life of options	1 year

The weighted average fair value of each option granted during the quarter was approximately $ 0.03

The following table summarizes information about stock options outstanding at September 30, 2003

		Remaining
	Exercise	Contractual
Options outstanding and exercisable	Price	Life
250,000	1.00	0.5

ITEM 2. MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 to the Company’s most recent Form 10-KSB. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-QSB contains certain forward looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. The Company is a development stage company engaged in the development of infectious medical waste sterilization and disposal technologies for marketing and distribution. To date, management has devoted the majority of its efforts to (i) concluding a technology purchase agreement, (ii) developing its marketing strategy, registering patents and trademarks, (iii) assembling a management team to accomplish its marketing goals, (iii) obtaining working capital loans from shareholders, and completing equity and debt offerings to enable the Company to commercialize the technologies.

PLAN OF OPERATION

The Company’s plan of operation is to develop, manufacture, and market the Valides® and Medides Systems medical waste sterilization and disposal technologies into the international market for medical waste disposal.

During the third quarter of 2003, the Company finalized the identification of markets for the Valides ® and Medides Systems in Europe, South and Central America and Asia. In Europe, the Company selected fabrication and production staff and identified a production site. Outside of Europe, during the third quarter, potential production sites were identified near Vancouver, Canada and RioGrande Do Soul, Brazil. Potential joint ventures intended to expand the Company’s sales network are currently in negotiation though no definitive joint venture agreements have been concluded.

Over the next three to six months the Company anticipates realizing funding sufficient to set up a small production facility in Germany. The facility will be used to build demonstration units for potential joint venture partners and for presenting to regulatory authorities the Company’s medical waste sterilization and disposal technologies. The Company intends to conclude agreements with joint venture partners well acquainted with the regulatory process that will work with the Company in presenting proven scientific documentation that supports the effectiveness of the Valides® and Medides Systems. The Company believes that this approach will lead to a fast track approval of the systems. The Company expects that the first production units will be presented to regulatory authorities in Canada and Brazil.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s only significant asset is ownership of the intellectual property rights associated with the Valides ® and Medides Systems. Management believes that the Company has sufficient resources to meet the minimum anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2003, based upon the belief that sufficient funding can be realized from public or private debt or equity placements or from major shareholders. However, there can be no assurances to that effect. Further, the Company has no revenues and has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

The Company intends to continue efforts to realize between $1,000,000 and $1,400,000 through convertible debentures with three-year terms bearing interest at 7.5% convertible into shares of the Company’s common stock at a conversion price of $5.00 per share. During 2002, the Company raised $325,000 in convertible debentures that remain outstanding and $165,000 through a secured note payable that has since been repaid. Should the Company be unable to successfully complete the convertible debenture offering, it anticipates raising capital through other debt or equity financing options.. However, there can be no assurances that the Company will be able to raise the funds required by its plan of operation, or at all.

The Company intends to purchase equipment to be used in the manufacture of the Valides® and Medides Systems. The intention to purchase equipment is subject to the Company’s ability to raise sufficient capital to proceed with its plan of operation.

The Company intends to hire employees as managers, production personnel and sales people. The intention to hire employees is subject to the Company’s ability to raise sufficient capital to proceed with its plan of operation.

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

The Company believes that its accounting policy for intangible assets to be a critical accounting policy because it is primarily based on the asset generating future cash flows. At least annually, the Company evaluates whether events and circumstances have occurred that may warrant revision to the remaining balance of the intangible asset due to possible impairment. If and when such factors, events or circumstances indicate that the intangible asset should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. Judgment is required in assessing the realization of any future economic benefits resulting from the carrying value of the assets. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company’s financial position or its results of operations. In the event that the Company did not generate any future economic benefit as a result of the carrying value of the related assets, total assets would be overstated by $404,446. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. This asset is the Company’s only principle asset.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On July 28, 2003 the Company authorized the issuance of 100,000 pre-reverse split shares of common stock to Markus Mueller valued at $0.22 in settlement of an amount due of $21,990 incurred pursuant to loans made to the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of loans to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On September 30, 2003 the Company authorized the issuance of 1,032,000 post-reverse split shares of common stock to Shafiq Nazerali valued at $0.20 in settlement of an amount due of $206,500 incurred pursuant to loans, consulting services and expenses paid for and on behalf of the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of loans, consulting services and expenses paid on behalf of to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On September 30, 2003 the Company authorized the issuance of 300,000 post-reverse split shares of common stock to Zmax Capital Corp. valued at $0.20 in settlement of an amount due of $60,000 incurred pursuant to loans and office space provided for and on behalf of the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of loans and office space provided on behalf of to the Company; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 18, 2003, the Company held an Annual Meeting of Stockholders to consider the election of Markus Mueller and Nora Coccaro as Company directors, the approval of management’s decision to engage Jones Simkins L.L.P. as the Company’s auditors for the year ending December 31, 2003, and to authorize the Company to effect a one for twenty (1:20) reverse split of the Company’s common stock and to reflect such action in an amendment to the Company’s articles of incorporation. Proxies representing 13,924,639 or 67% of the Company’s issued and outstanding shares constituted quorum for the purpose of considering the matters presented.

The shareholders elected Markus Mueller by a vote of 13,924,439 in favor and 200 against to the Company’s board of directors and elected Nora Coccaro by a vote of 13,927,339 in favor and 300 against to the Company’s board of directors.

The shareholders approved the appointment of Jones Simkins L.L.P. as the Company’s auditors for the year ending December 31, 2003 by a vote of 13,917,503 in favor and 0 against with 10,136 abstentions.

The shareholders approved management’s proposal to effect a reverse split of the Company’s common stock on a one-for-twenty (1:20) basis by a vote of 12,538,503 in favor and 750,000 against with 636,136 abstentions. The reverse split was effected on August 25, 2003 upon the filing of an amendment with the Texas Secretary of State.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	REPORTS ON FORM 8-K. The Company made one report on Form 8-K during the period ended September 30, 2003.

1.	On August 26, 2003, the Company reported actions taken at the annual general meeting of the Company’s shareholders that was held on July 18, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November 2003.

HEALTHBRIDGE, INC.

/s/ Nora Coccaro

Nora Coccaro

President, Chief Executive and Financial Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company
3(i)(b)	*	Amendment to Articles of Incorporation of the Company
3(i)(c)	*	Amendment to Articles of Incorporation of the Company
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company
3(i)(e)	Attached	Amended and Restated Articles of Incorporation of the Company
3(ii)	*	Bylaws of the Company
10(i)	**	Intellectual Property Assignment and Sale Agreement.
10(ii)	Attached	Debt Settlement Agreement between the Company and Zmax Capital Corp. dated September 30, 2003.
10(iii)	Attached	Debt Settlement Agreement between the Company and Shafiq Nazerali dated September 30, 2003.
10(iv)	Attached	Consulting Agreement between the Company and Markus Mueller dated May 1, 2003.
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the 10-SB filed with the Commission on April 17, 2000.

* Incorporated by reference from the 8-K filed with the Commission on February 12, 2002.