Form 10KSB
period 2003-12-31
HEALTHBRIDGE INC
filed 2004-04-14
CIK 1112064

See accompanying notes to financial statements

See accompanying notes to financial statements

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

HEALTHBRIDGE, INC,
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(b)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003)
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
10(i)	*	Intellectual Property Assignment and Sale Agreement between the Company and Sellers (incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002)
10(ii)	*	Secured Loan Agreement Incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(iii)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated March 28, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002)
10(iv)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated April 10, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002)
14	Attached	Code of Ethics, dated as of March 1, 2004
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to prior filings with the Securities and Exchange Commission.