Form 10QSB
period 2004-03-31
HEALTHBRIDGE INC
filed 2004-05-17
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004.**

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **0-28731**

HEALTHBRIDGE, INC.

(Exact name of small business issuer as specified in its charter)

Texas	**06-1538201**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of May 14, 2004 was 2,840,445.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of March 31, 2004	4

Unaudited Consolidated Statement of Operations for the three month periods ended March 31, 2004 and 2003 and the period since Date of Inception to March 31, 2004	5
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003 and the period since Date of Inception to March 31, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	9
ITEM 3. CONTROLS AND PROCEDURES	11
PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	11
SIGNATURES	12
INDEX TO EXHIBITS	13

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Healthbridge, Inc. a Texas corporation its subsidiaries and predecessors, unless otherwise indicated. Unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2004, statement of operations and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as pages 4 through 9 and are incorporated herein by this reference.

HEALTHBRIDGE , INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2004

ASSETS

Current assets		
Cash	$	28,713
Deposits		49,770
Prepaid expenses		121
		78,604
Property and equipment, net		2,078
Patents		404,446
Total assets	$	485,128

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:		
Accounts payable	$	92,962
Accrued expenses		22,557
Related party payables		171,300
Notes payable		29,048
Total current liabilities		315,867
Convertible debentures		309,405
Stockholders' deficit:		
Common stock, $.0001 par value, 50,000,000 shares authorized, 2,840,445 shares issued and outstanding		285
Additional paid-in capital		7,726,063
Accumulated other comprehensive income		4,063
Deficit accumulated during the development stage		(7,870,555)
Total stockholders' deficit		(140,144)
Total liabilities and stockholders' deficit	$	485,128

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative Amounts
Revenue	$ -	-	-
General and administrative costs	46,480	57,910	2,771,507
Loss from operations	(46,480)	(57,910)	(2,771,507)
Other income (expense):			
Interest expense	(8,477)	(11,000)	(103,888)
Interest income	-	-	8,593
Loss before provision for income taxes	(54,957)	(68,910)	(2,866,802)
Provision for income taxes	-	-	-
Loss before discontinued operations	(54,957)	(68,910)	(2,866,802)
Gain (loss) from discontinued operations	-	-	(2,893,157)
Net loss before cumulative effect of accounting changes	(54,957)	(68,910)	(5,759,959)
Cumulative effect of accounting changes	-	-	(102,500)
Net loss	$ (54,957)	(68,910)	(5,862,459)
Loss per common share - basic and diluted	$ (.02)	(.07)	
Weighted average common shares - basic and diluted	2,840,000	991,000	

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,		Cumulative
		2004	2003	Amounts
Cash flows from operating activities:				
Net loss	$	(54,957)	(68,910)	(5,862,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:				
Stock compensation expense		-	15,000	1,173,638
Depreciation and amortization		187	187	29,345
Impairment costs		-	-	2,242,902
Gain on write-off of liabilities		-	-	(102,692)
Increase (decrease) in:				
Deposits		(49,770)	-	(49,770)
Prepaid expenses		-	-	5,682
Increase (decrease) in:				
Other advances		-	57,721	-
Accounts payable		11,225	(476)	569,800
Accrued expenses		8,478	(42,053)	205,643
Related party payables		106,300	8,434	70,967
Net cash provided by (used in) operating activities		21,463	(30,097)	(1,716,944)
Cash flows from investing activities:				
Acquisition of intangible assets		-	-	(150,398)
Acquisition of property and equipment		-	-	(3,740)
Net cash used in investing activities		-	-	(154,138)
Cash flows from financing activities:				
Proceeds from notes payable		-	-	692,999
Payments on notes payable		-	-	(165,000)
Issuance of common stock		-	35,000	1,075,233
Proceeds from convertible debentures		-	-	325,000
Commissions paid to raise convertible debentures		-	-	(32,500)
Comprehensive income		-	(409)	4,063
Net cash provided by financing activities		-	34,591	1,899,795
Net increase in cash		21,463	4,494	28,713
Cash, beginning of period		7,250	3,494	-
Cash, end of period	$	28,713	7,988	28,713

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. Cumulative amounts include amounts since inception of development stage on February 17, 1993.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At March 31, 2004 the Company has an accumulated deficit, and has incurred losses since inception as well as negative cash flows from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 - Deposits

Deposits consist of cash deposits with the manufacturer of the Company's products. These deposits will be applied against the cost of the products upon delivery from the manufacturer. Deposits as of March 31, 2004 were $49,770.

Note 5 - Related Party Transactions

Related party payables consist of amounts due to Marcus Mueller, a director of the Company. The amounts are unsecured, bear interest at 7.5% and are due on demand. The balance outstanding at March 31, 2004 is $171,300. The Company has also entered into an agreement with Mr. Mueller for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the quarters ended March 31, 2004 and 2003, the Company recognized a consulting expense of approximately $10,500 and $0, respectively.

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

Note 5 - Related Party Transactions (continued)

The Company has entered into an agreement with Nora Coccaro, the Company's chief executive officer, for consulting services. The agreement has an automatic renewal provision unless terminated by the Company's board of directors or Ms. Coccaro. During the quarters ended March 31, 2004 and 2003, the Company recognized consulting expenses of approximately $8,025 and $7,850, respectively.

The Company had an agreement with a shareholder of the Company for consulting services. The agreement had an automatic renewal provision unless terminated by either party. The agreement was terminated in 2003. During the quarters ended March 31, 2004 and 2003, the Company recognized consulting expense of approximately $0 and $15,000, respectively.

Note 6 - Comprehensive Loss

Comprehensive loss for the three months ending March 31, 2004 and 2003 was $54,957 and $68,910, respectively. Comprehensive income as reported is comprised of foreign currency translation adjustments. No adjustments were made in the quarter ending March 31, 2004 due to the insignificance of fluctuations in applicable exchange rates.

Note 7 - Supplemental Cash Flow Information

During the year ended December 31, 2003, the Company issued 1,537,048 shares of common stock for accounts payable of $379,223, accrued expenses of $62,520 and notes payable of $33,994.

During the year ended December 31, 2002:

- The Company issued 37,500 shares of common stock in exchange for patents of $225,000.
- The Company issued 5,000 shares of common stock in exchange for accounts payable and services of $11,000.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

PLAN OF OPERATION

The Company's plan of operation is to develop, manufacture, and market the Valides® and Medides Systems medical waste sterilization and disposal technologies into the international market for medical waste disposal.

During the first quarter of 2004, the Company announced the first sale of its Valides® System to the newly constructed London Hospital located in Kuwait City, Kuwait with delivery scheduled for May of 2004. The Company is also to provide consulting support to ensure the orderly and efficient use of the Valides® System. Since announcing this sale, the London Hospital has expressed an interest in obtaining additional units. Once the initial equipment is fully operational, a local Kuwaiti distributor GBD General Trading Co. has indicated a need for five additional units to meet medical waste sterilization and disposal requirements at other locations. The initial sales unit was built by a third party manufacturer in Germany as the Company is yet to establish its own manufacturing capacity

Over the next twelve months the Company intends to set up a small manufacturing facility in Germany to build sales and demonstration units for potential customers and joint venture partners. The initial units will also serve as models to be presented to international regulatory authorities in order to gain world wide acceptance of the effectiveness of the Valides® System in disposing of medical waste without creating any negative impact on the environment. The Company will continue to pursue new sales opportunities and remains in discussions with potential joint venture partners who might lend financial and regulatory assistance in the introduction of the Valides® System to market. The Company believes that this approach will lead to a fast track approval of its systems. The Company remains dependent on funding to fulfill its business plan and intends to conduct private placement equity offerings to realize the capital required to properly capitalize on its waste sterilization and disposal technologies.

Liquidity and Capital Resources

As of March 31, 2004, the Company had no significant assets except that patented technology acquired in connection with the Valides® System. Nonetheless, management believes that the Company has sufficient resources to meet the minimum anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004 based upon the belief that sufficient funding can be realized from public or private debt or equity placements or from major shareholders in the form of loans. However, there can be no assurances to that effect. Further, the Company has recognized only limited revenues and has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

The Company has no current plans for the purchase or sale of any plant or equipment. The establishment of a manufacturing facility will be postponed until such time as capital becomes available.

The Company has no current plans to make any changes in the number of employees. Any decision to hire manufacturing or sales personnel will be postponed until such time as capital becomes available.

The Company had a working capital deficit of $237,263 as of March 31, 2004 and has funded its cash needs from inception through a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

The Company believes that its accounting policy for intangible assets to be a critical accounting policy because it is primarily based on the asset generating future cash flows. At least annually, the Company evaluates whether events and circumstances have occurred that may warrant revision to the remaining balance of the intangible asset due to possible impairment. If and when such factors, events or circumstances indicate that the intangible asset should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. Judgment is required in assessing the realization of any future economic benefits resulting from the carrying value of the assets. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company's financial position or its results of operations. In the event that the Company did not generate any future economic benefit as a result of the carrying value of the related assets, total assets would be overstated by $404,446. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. This asset is the Company's principle asset.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business; (iii) the ability of the Company to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b) REPORTS ON FORM 8-K. The Company made no disclosure on Form 8-K during the period ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May 2004.

HEALTHBRIDGE, INC.

/s/ Nora Coccaro
Nora Coccaro
Chief Executive, Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(b)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
10(i)	*	Intellectual Property Assignment and Sale Agreement between the Company and Sellers (incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(ii)	*	Secured Loan Agreement Incorporated by reference from the Form 8-K filed with the Commission on February 12, 200
10(iii)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated March 28, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(iv)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated April 10, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
14	*	Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the Commission on November 17, 2004
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
13