Form 10QSB
period 2004-06-30
HEALTHBRIDGE INC
filed 2004-08-13
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **June 30, 2004.**

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of August 12, 2004 was 2,840,445.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of June 30, 2004	4
Unaudited Consolidated Statement of Operations for the three and six month periods ending June 30, 2004 and 2003 and the period since Date of Inception to June 30, 2004	5
Unaudited Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003 and the period since Date of inception to June 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	9
ITEM 3. CONTROLS AND PROCEDURES	14
PART II.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	14
SIGNATURES	15
INDEX TO EXHIBITS	16

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Healthbridge, Inc., a Texas corporation and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HEALTHBRIDGE , INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2004

ASSETS

Current assets - cash	$	79,432
Property and equipment, net		1,938
Patents		404,446
Total assets	$	485,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:		
Accounts payable	$	130,030
Accrued expenses		31,841
Related party payables		205,697
Notes payable		29,048
Total current liabilities		396,616
Convertible debentures		315,826
Stockholders' deficit:		
Common stock, $.001 par value, 50,000,000 shares authorized, 2,840,445 shares issued and outstanding		285
Additional paid-in capital		7,726,063
Accumulated other comprehensive income		4,440
Deficit accumulated during the development stage		(7,957,414)
Total stockholders' deficit		(226,626)
Total liabilities and stockholders' deficit	$	485,816

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2004	Six months ended June 30, 2003	Cumulative Amounts
Cash flows from operating activities:			
Net loss	$ (141,816)	(88,773)	(5,949,318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:			
Stock and stock option compensation expense	-	18,888	1,173,638
Depreciation and amortization	6,748	374	35,906
Impairment costs	-	-	2,242,902
Gain on write-off of liabilities	-	-	(102,692)
(Increase) decrease in:			
Other advances	-	-	-
Prepaid expenses	121	-	5,803
Increase (decrease) in:			
Accounts payable	48,293	(29,411)	606,868
Accrued expenses	17,762	23,974	214,927
Related party payables	140,697	24,649	105,364
Net cash provided by (used in) operating activities	71,805	(50,299)	(1,666,602)
Cash flows from investing activities:			
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	-	-	(3,740)
Net cash used in investing activities	-	-	(154,138)
Cash flows from financing activities:			
Proceeds from notes payable	-	-	692,999
Issuance of common stock	-	47,500	1,075,233
Commissions paid to raise convertible debentures	-	-	(32,500)
Proceeds from convertible debentures	-	-	325,000
Payments on notes payable	-	-	(165,000)
Net cash provided by financing activities	-	47,500	1,895,732
Change in accumulated other comprehensive income	377	(698)	4,440
Net increase (decrease) in cash	72,182	(3,497)	79,432
Cash, beginning of period	7,250	3,494	-
Cash, end of period	$ 79,432	(3)	79,432

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004. Cumulative amounts include amounts since inception of development stage on February 17, 1993.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At June 30, 2004 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 - Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted for options granted to employees. The Company has opted for the latter approach. No stock options were granted during the quarter. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share would not change from those reported on the statements of operations.

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

Note 5 - Related Party Transactions

Related party payables consist of amounts due to Marcus Mueller, a director of the Company. The amounts are unsecured, bear interest at 7.5% and are due on demand. The balance outstanding at June 30, 2004 is $205,697. The Company has also entered into an agreement with Mr. Mueller for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three and six months ended June 30, 2004, the Company recognized consulting expense of approximately $38,500 and $49,000, respectively.

The Company has entered into an agreement with Nora Coccaro, the Company's President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three and six months ended June 30, 2004, the Company recognized consulting expense of approximately $8,025 and $16,050, respectively.

Note 6 - Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2004, was $86,482 and $141,439, respectively. The components used to calculate other comprehensive loss for the three and six months were foreign currency translation adjustments of $377 and $377, respectively.

Note 7 - Supplemental Cash Flow Information

During the six months ended June 30, 2003, the Company issued 2,100 shares of common stock in exchange for services of $3,888.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31.

General

During early 2002 the Company acquired exclusive ownership of the Valides® Modular Infectious Waste Disposal System and the Medides System. The acquisition included all the intellectual property associated with the technologies including patents, patents pending, proprietary software and licenses required to manufacture, operate and market these technologies worldwide.

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

Since acquiring the Valides® and Medides Systems management has focused on introducing the Company's medical waste sterilization and disposal technologies into the international market for medical waste disposal. The Company has begun the process of registering its patented technology, identifying productions, identifying qualified production personal and exploring joint venture arrangements or distribution agreements. The Company has entered into consulting arrangements with certain of the original inventors of the Valides® and Medides Systems to ensure the efficient manufacture of the Valides® and Medides Systems and has engaged other qualified individuals on a consulting basis to assist in the process of introducing the Company's technology. Further, the Company has begun the process of investigating regulatory compliance issues associated with the use of the Valides® and Medides Systems in those countries where introduction appears imminent. Interest in the Company's technologies has been received from various sources in Europe, South and Central America, Asia and the Middle East. The first sale of the Valides® System was completed in Kuwait during the current period.

The Company's short term strategy is to realize net cash flow from operations and to use this net cash flow to expand marketing efforts in the Middle East with particular emphasis on Kuwait. The realization of net cash flows in the near term will require a significant increase in the Company's revenues and a decrease or at the minimum a stabilization of expenses. The Company may also seek debt or equity financing. Once the Company has achieved positive net cash flow, its longer term strategy is to expand marketing efforts worldwide.

However, historically the Company has not been able to generate sufficient cash flow from operations to sustain its business. Therefore, there can be no assurance that the Company will be able to generate sufficient future cash flows from its business to sustain future operations. Should the Company be unable to generate sufficient cash flow from the sale of its products it will be required to seek debt or equity financing. The Company can provide no assurance that such financing efforts, if necessary, would be successful.

The Company's business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter the prospect of revenue growth. The Company's financial condition and results of operations have depended historically on debt and equity financing from related parties. During the current period, the Company first realized the prospect of future revenues generated from the sale of the Valides® and the Medides Systems. Nonetheless, in the near term, the Company's ability to develop its business will continue to rely upon the Company's facility to raise additional working capital, the Company's ability to reduce or stabilize administrative expenses and realize future revenues. The Company's limited history of generating revenue should not be viewed as an indication of future increases in revenue. Should the Company be unable to consistently generate revenue, reduce or stabilize expenses and or raise additional working capital, such failures will have an immediate impact on the Company's ability to continue its business operations.

Results of Operations

Quarters ended June 30, 2004 and 2003

Sales

Sales for the three month period ended June 30, 2004 were $73,304 as compared to $0 for the three month period ended June 30, 2003. Sales for six month period ended June 30, 2004 were $73,304 as compared to $0 for the six month period ended June 30, 2003. Revenue realized in the most recent three and six month periods is attributable to the sale of a single unit of the sales of the Valides® System in the current period. The Company anticipates that revenues will increase over the next twelve months concurrent with the sale of additional units.

Losses

Net losses for the three months ended June 30, 2004 increased to $86,859 from $19,863 for the three month period ended June 30, 2003, an increase of 337%. Net losses for the six months ended June 30, 2004 increased to $141,816 from $88,773 for the six month period ended June 30, 2003, an increase of 60%. The increase in net losses for the three and six month periods can be attributed to the cost of sales associated with the sale of the single unit of the Valides® System Company's and higher general and administrative expenses attendant to an increase in consulting expenses. The Company expects to reduce net losses over the next twelve months as revenues increase and general and administrative expenses decrease.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2004 increased to $72,953 from $8,639 for the three month period ended June 30, 2003, an increase of 744%. Selling, general and administrative expenses for the six months ended June 30, 2004 increased to $119,433 from $66,549 for the six month period ended June 30, 2003, an increase of 79%. The increase in selling, general and administrative expenses for the current three month period over the prior three month period is primarily the result of an increase in consulting fees related to Company development. The increase in selling, general and administrative expenses for the current six month period over the prior six month period is primarily the result of the increase in consulting fees in the current three month period. The Company expects that selling, general and administrative expenses will remain decline over future periods.

Cost of goods sold for the three months ended June 30, 2004 was $71,475 as compared to $0 for the three month period ended June 30, 2003. Cost of goods sold for the six months ended June 30, 2004 was $71,475 as compared to $0 for the six month period ended June 30, 2003. The Company expects that the cost of goods sold will rise consistently in relation to increases in revenue over the next twelve months.

Depreciation expenses for the six months ended June 30, 2004 and June 30, 2003 were $6,748 and $374 respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations was $71,805 for the six months ended June 30, 2004, as compared to cash flow used in operations of $50,299 for the six months ended June 30, 2003. Cash flow provided by operations in the current six month period is primarily attributable to an increase in accounts payable, accrued expenses and related party payables. The Company expects that cash flows provided by operations will decrease over future periods as expenses are paid.

Cash flow produced from financing activities decreased to $0 for the six months ended June 30, 2004, as compared to cash flow produced from financing activities of $47,500 for the six months ended June 30, 2003. The cash flows produced from financing activities in the prior period were the result subscription based stock issuances. The Company expects that cash flows produced from financing activities may increase in future periods.

Cash flows used in investing activities was $0 for the six months ended June 30, 2004 as compared to cash flow used in investing activities of $0 for the six months ended June 30, 2003. The Company expects that cash flows used in investing activities may increase in future periods in order to expand its technology.

The Company adopted The 2004 Benefit Plan of Healthbridge, Inc. on May 24, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company's common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's stock. The Company has neither issued shares or granted options pursuant to the benefit plan as of the period ended June 30, 2004. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

The Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel. The establishment of a manufacturing facility will be postponed until such time as capital becomes available. Until such time, the Company will rely on a third party manufacturer for the production of additional units of the Valides® System.

The Company has no current plans to make any significant changes in the number of employees. Any decision to hire manufacturing or sales personnel will be postponed until such time as capital becomes available.

The Company had a working capital deficit of $317,184 as of June 30, 2004 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

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

The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

Revenue Recognition

The Company generates revenue through the sale of Valides® Modular Infectious Waste Disposal System and the Medides Systems. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company’s business and acceptance of products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

(b) REPORTS ON FORM 8-K. The Company made no disclosure on Form 8-K during the period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of August 2004.

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

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to prior filings with the Securities and Exchange Commission.