Form 10QSB
period 2004-09-30
HEALTHBRIDGE INC
filed 2004-11-15
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004.**

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of November 12, 2004 was 3,594,858.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of September 30, 2004	4
Unaudited Consolidated Statement of Operations for the three and nine month periods ending September 30, 2004 and 2003 and the period since Date of Inception to September 30, 2004	5
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 and the period since Date of inception to September 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	9
ITEM 3. CONTROLS AND PROCEDURES	13
PART II.
ITEM 2. CHANGES IN SECURITIES	14
ITEM 6. EXHIBITS	15
SIGNATURES	16
INDEX TO EXHIBITS	17

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

HEALTHBRIDGE , INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2004

ASSETS

Current assets:	
Cash	$ 46,251
Prepaid expenses	10,415
Total current assets	56,666
Property and equipment, net	1,751
Patents	404,446
Total assets	$ 462,863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:	
Accounts payable	$ 163,532
Accrued expenses	10,034
Related party payables	218,747
Notes payable	29,048
Total current liabilities	421,361
Convertible debentures	318,578
Stockholders' deficit:	
Common stock, $.0001 par value, 50,000,000 shares authorized, 3,594,858 shares issued and outstanding	359
Additional paid-in capital	7,774,254
Accumulated other comprehensive income	4,440
Stock subscription	(9,000)
Deficit accumulated during the development stage	(8,047,129)
Total stockholders' deficit	(277,076)
Total liabilities and stockholders' deficit	$ 462,863

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative
		2004	2003	2004	2003	Amounts
Revenue	$	-	-	73,304	-	73,304
Cost of sales		-	-	71,475	-	71,475
General and administrative costs		78,195	39,739	197,628	106,288	2,922,655
		78,195	39,739	269,103	106,288	2,994,130
Loss from operations		(78,195)	(39,739)	(195,799)	(106,288)	(2,920,826)
Other income (expense):						
Interest expense		(11,520)	(7,281)	(35,732)	(29,505)	(131,143)
Interest income		-	-	-	-	8,593
Loss before provision for income taxes		(89,715)	(47,020)	(231,531)	(135,793)	(3,043,376)
Provision for income taxes		-	-	-	-	-
Loss before discontinued operations		(89,715)	(47,020)	(231,531)	(135,793)	(3,043,376)
Loss from discontinued operations		-	-	-	-	(2,893,157)
Net loss before cumulative effect of accounting changes		(89,715)	(47,020)	(231,531)	(135,793)	(5,936,533)
Cumulative effect of accounting changes		-	-	-	-	(102,500)
Net loss	$	(89,715)	(47,020)	(231,531)	(135,793)	(6,039,033)
Loss per common share - basic and diluted	$	(.03)	(.05)	(.08)	(.13)	
Weighted average common shares - basic and diluted		2,849,000	1,028,000	2,843,000	1,015,000	

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended September 30, 2004	Nine months ended September 30, 2003	Cumulative Amounts
Cash flows from operating activities:				
Net loss	$	(231,531)	(135,793)	(6,039,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:				
Stock and stock option compensation expense		-	18,888	1,173,638
Depreciation and amortization		9,687	8,968	38,845
Impairment costs		-	-	2,242,902
Gain on write-off of liabilities		-	-	(102,692)
(Increase) decrease in:				
Prepaid expenses		(1,604)	5,804	4,078
Increase (decrease) in:				
Accounts payable		81,795	(13,679)	640,370
Accrued expenses		26,530	17,085	223,695
Related party payables		153,747	37,150	118,414
Net cash provided by (used in) operating activities		38,624	(61,577)	(1,699,783)
Cash flows from investing activities:				
Acquisition of intangible assets		-	-	(150,398)
Acquisition of property and equipment		-	-	(3,740)
Net cash used in investing activities		-	-	(154,138)
Cash flows from financing activities:				
Proceeds from notes payable		-	-	692,999
Issuance of common stock		-	67,500	1,075,233
Commissions paid to raise convertible debentures		-	-	(32,500)
Proceeds from convertible debentures		-	-	325,000
Payments on notes payable		-	-	(165,000)
Net cash provided by financing activities		-	67,500	1,895,732
Change in accumulated other comprehensive income		377	(698)	4,440
Net increase in cash		39,001	5,225	46,251
Cash, beginning of period		7,250	3,494	-
Cash, end of period	$	46,251	8,719	46,251

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

Note 3 - Going Concern

At September 30, 2004 the Company has an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 5 - Related Party Transactions

Related party payables consist of amounts due to Marcus Mueller, a director of the Company. The amounts are unsecured, bear interest at 7.5% and are due on demand. The balance outstanding at September 30, 2004 is $218,747. The Company has also entered into an agreement with Mr. Mueller for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three and nine months ended September 30, 2004, the Company recognized consulting expense of approximately $10,500 and $59,500, respectively.

The Company has entered into an agreement with Nora Coccaro, the Company's President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three and nine months ended September 30, 2004, the Company recognized consulting expense of approximately $8,025 and $24,075, respectively.

Note 6 - Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2004, was $89,338 and $231,154, respectively. The components used to calculate other comprehensive loss for the three and nine months were foreign currency translation adjustments of $377 and $377, respectively.

Note 7 - Supplemental Cash Flow Information

During the nine months ended September 30, 2004, the Company issued 654,413 shares of common stock in exchange for accrued interest of $30,575 and prepaid interest of $8,690.

During the nine months ended September 30, 2003, the Company issued 2,100 shares of common stock in exchange for services of $3,888.

Note 8 – Stock Subscription

On September 30, 2004 the Company entered into an agreement to issue 100,000 shares of common stock in exchange for accounts payable. The agreement provides that the accounts payable will be reduced for an amount equal to the proceeds received upon sale of the common stock by the creditor. The Company has recorded this issuance of common stock as a stock subscription for the market value of the common stock on the date of the agreement ($9,000). Upon the sale of the common stock by the creditor the stock subscription will be eliminated and additional paid-in capital and accounts payable will be adjusted for the sales proceeds from the common stock.

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

Since acquiring the Valides® and Medides Systems management has focused on introducing the Company's medical waste sterilization and disposal technologies into the international market for medical waste disposal. The Company has begun the process of registering its patented technology, identifying productions, identifying qualified production personal and exploring joint venture arrangements or distribution agreements. The Company has entered into consulting arrangements with certain of the original inventors of the Valides® and Medides Systems to ensure the efficient manufacture of the Valides® and Medides Systems and has engaged other qualified individuals on a consulting basis to assist in the process of introducing the Company's technology. Further, the Company has begun the process of investigating regulatory compliance issues associated with the use of the Valides® and Medides Systems in those countries where introduction appears imminent. Interest in the Company's technologies has been received from various sources in Europe, South and Central America, Asia and the Middle East. The first sale of the Valides® System was completed in Kuwait during the prior three month period.

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

The Company's business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter the prospect of revenue growth. The Company's financial condition and results of operations have depended historically on debt and equity financing from related parties. During the prior three month period of this year the Company first realized the prospect of future revenues generated from the sale of the Valides® and the Medides Systems. Nonetheless, in the near term, the Company's ability to develop its business will continue to rely upon the Company's facility to raise additional working capital, the Company's ability to reduce or stabilize administrative expenses and realize future revenues. The Company did not generate any revenue in the current three month period and a limited history of generating revenue should not be viewed as an indication of future revenue. Should the Company be unable to consistently generate revenue, reduce or stabilize expenses and or raise additional working capital, such failures will have an immediate impact on the Company's ability to continue its business operations.

Results of Operations

Quarters ended September 30, 2004 and 2003

Sales

Sales for the three month period ended September 30, 2004 were $0 as compared to $0 for the three month period ended September 30, 2003. Sales for nine month period ended September 30, 2004 were $73,304 as compared to $0 for the nine month period ended September 30, 2003. Revenue realized in the most recent nine month period is attributable to the sale of a single unit of the sales of the Valides® System. The Company anticipates that revenue will increase over the next twelve months concurrent with the sale of additional units.

Losses

Net losses for the three months ended September 30, 2004 increased to $89,715 from $47,020 for the three month period ended September 30, 2003, an increase of 91%. Net losses for the nine months ended September 30, 2004 increased to $231,531 from $135,793 for the nine month period ended September 30, 2003, an increase of 71%. The increase in net losses for the three and nine month periods can be attributed to the cost of sales recognized in the current nine month period and higher general and administrative expenses attendant to an increase in consulting expenses. The Company expects to reduce net losses over the next twelve months with the realization of revenues.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2004 increased to $78,195 from $39,739 for the three month period ended September 30, 2003, an increase of 97%. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased to $197,628 from $106,288 for the nine month period ended September 30, 2003, an increase of 86%. The increase in selling, general and administrative expenses over the comparative three and nine month periods can be attributed to an increase in consulting fees related to Company development. The Company expects that selling, general and administrative expenses will remain relatively consistent over future periods.

Cost of goods sold for the three months ended September 30, 2004 was $0 as compared to $0 for the three month period ended September 30, 2003. Cost of goods sold for the nine months ended September 30, 2004 was $71,475 as compared to $0 for the nine month period ended June 30, 2003. The Company expects that the cost of goods sold will rise consistently in relation to sales of the Valides® and the Medides Systems over the next twelve months.

Depreciation expenses for the nine months ended September 30, 2004 and September 30, 2003 were $9,687 and $8,968 respectively.

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

Liquidity and Capital Resources

Cash flow provided by operations was $38,624 for the nine months ended September 30, 2004, as compared to cash flow used in operations of $61,577 for the nine months ended September 30, 2003. Cash flow provided by operations in the current nine month period is primarily attributable to an increase in accounts payable, accrued expenses and related party payables. The Company expects that cash flows provided by operations will decrease over future periods as expenses are paid.

Cash flow produced from financing activities decreased to $0 for the nine months ended September 30, 2004, as compared to cash flow produced from financing activities of $67,500 for the nine months ended September 30, 2003. The cash flows produced from financing activities in the prior period were the result subscription based stock issuances. The Company expects that cash flows produced from financing activities may increase in future periods.

Cash flows used in investing activities was $0 for the nine months ended September 30, 2004 as compared to cash flow used in investing activities of $0 for the nine months ended September 30, 2003. The Company expects that cash flows used in investing activities will increase in future periods in order to expand its technology.

The Company adopted The 2004 Benefit Plan of Healthbridge, Inc. on May 24, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company's common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's stock. The Company has issued 100,000 shares pursuant to the benefit plan as of the period ended September 30, 2004 and has to date granted no options. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

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

The Company had a working capital deficit of $364,695 as of September 30, 2004 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES

On September 30, 2004 the board of directors of the Company authorized the issuance of 416,667 shares of common stock to Global Megatrend Ltd. in settlement of accrued interest due on loans provided to the Company in the amount of $25,000 or $0.06 a share. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock in settlement of interest accrued on loans made to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement of accrued interest was agreed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On September 30, 2004 the board of directors of the Company authorized the issuance of 237,746 shares of common stock to Max Fugman in settlement of accrued interest due on loans provided to the Company in the amount of $14,265 or $0.06 a share. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement of accrued interest was agreed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 17 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November 2004.

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

