Form 10QSB
period 2005-03-31
HEALTHBRIDGE INC
filed 2005-05-16
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2005.**

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

Yes __**X**___ No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of May 12, 2005 was 7,876,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of March 31, 2005	4

Unaudited Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004 and the period since Date of Inception to March 31, 2005	5
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 and the period since Date of Inception to March 31, 2005	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	8
ITEM 3. CONTROLS AND PROCEDURES	13
PART II.
ITEM 2. CHANGES IN SECURITIES	14
ITEM 6. EXHIBITS	15
SIGNATURES	16
INDEX TO EXHIBITS	17
2

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

HEALTHBRIDGE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited)

ASSETS		
Current assets:		
Cash	$	76,009
Prepaid expenses		2,785
Total current assets		78,794
Property and equipment, net		1,269
Patents		404,446
Total assets	$	484,509
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities:		
Accounts payable	$	65,771
Accrued expenses		18,765
Related party payables		101,308
Notes payable		29,048
Total current liabilities		214,892
Convertible debentures		318,578
Total Liabilities		533,471
Commitments and contingencies		
Stockholders' deficit:		
Preferred stock, $.0001 par value, 25,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $.0001 par value, 50,000,000 shares authorized, 7,376,000 shares issued and outstanding		738
Additional paid-in capital		8,079,056
Accumulated other comprehensive income		9,238
Deficit accumulated during the development stage		(8,137,994)
Total stockholders' deficit		(48,962)
Total liabilities and stockholders' deficit	$	484,509

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004 and Cumulative Amounts

(Unaudited)

	2005	2004	Cumulative Amounts
Revenue	$ -	-	75,106
Cost of sales	-	-	52,607
	-	-	22,499
General and administrative expenses	43,140	46,480	3,016,770
Loss from operations	(43,140)	(46,480)	(2,994,271)
Other income (expense):			
Interest expense	(8,049)	(8,477)	(148,669)
Interest income	105	-	8,698
Loss before provision for income taxes and discontinued operations	(51,084)	(54,957)	(3,134,242)
Provision for income taxes	-	-	-
Loss before discontinued operations	(51,084)	(54,957)	(3,134,242)
Gain (loss) from discontinued operations, net of tax	-	-	(2,893,157)
Net loss before cumulative effect of accounting change	(51,084)	(54,957)	(6,027,399)
Cumulative effect of accounting change, net of tax	-	-	(102,500)
Net loss	$ (51,084)	$ (54,957)	$ (6,129,899)
Other Comprehensive Income			
Foreign currency translation adjustment	3,925	(806)	9,238
Net Comprehensive Income (Loss)	$ (47,159)	$ (55,763)	$ (6,120,661)
Loss per common share - basic and diluted	$ (0.01)	(0.02)	
Weighted average common shares - basic and diluted	6,884,333	2,840,000	

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004 and Cumulative Amounts

(Unaudited)

		2005	2004	Cumulative Amounts
Cash flows from operating activities:				
Net loss	$	(51,084)	(54,957)	(6,129,899)
Adjustments to reconcile net loss to net cash used in operating activities:				
Stock and stock option compensation expense		-	-	1,173,638
Depreciation and amortization		132	187	30,043
Impairment costs		-	-	2,242,902
Gain on write-off of liabilities		-	-	(102,692)
(Increase) decrease in:				
Other advances		-	-	-
Prepaid expenses		(2,785)	-	3,019
Increase (decrease) in:				
Deposits		-	(49,770)	-
Accounts payable		11,371	11,225	576,722
Accrued expenses		7,259	8,478	250,289
Related party payables		(5,095)	106,300	206,155
Net cash used in operating activities		(40,202)	21,463	(1,749,823)
Cash flows from investing activities:				
Acquisition of intangible assets		-	-	(150,398)
Acquisition of property and equipment		-	-	(3,740)
Net cash used in investing activities		-	-	(154,138)
Cash flows from financing activities:				
Proceeds from notes payable		-	-	692,999
Issuance of common stock		75,000	-	1,150,233
Commissions paid to raise convertible debentures		-	-	(41,673)
Proceeds from convertible debentures		-	-	334,173
Payments on notes payable		-	-	(165,000)
Net cash provided by financing activities		75,000	-	1,970,732
Change in accumulated other comprehensive income		3,925	-	9,238
Net increase (decrease) in cash		38,723	21,463	76,009
Cash, beginning of period		37,286	7,250	-
Cash, end of period	$	76,009	28,713	76,009

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1 - Organization

The interim consolidated financial statements consist of Healthbridge, Inc. (Healthbridge) and its wholly owned subsidiary, Healthbridge AG (Healthbridge AG) (collectively "the Company"). Healthbridge was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary during 2002.

On January 25, 2002, the Company acquired certain patents related to the infectious medical waste sterilization and disposal technologies developed in Germany. Since this time the Company's operations have consisted primarily of (1) developing a marketing philosophy and market strategy, (2) pursuing and assembling a management team, and (3) obtaining sufficient working capital through loans from shareholders and debt and equity financing. Further, the Company is considered a development stage company as defined in SFAS No. 7.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ending December 31, 2005.

Note 3 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 4 - Going Concern

As of March 31, 2005, the Company's revenue generating activities had not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that marketing and product development efforts will be successful.

HEALTHBRIDGE, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 5 - Related Party Transactions

Related party payables consist of amounts due to Marcus Mueller, a shareholder and director of the Company. The amounts are unsecured, bear interest at 7.5% and are due on demand. The balance outstanding at March 31, 2005 is $101,308. Mr. Mueller advanced the Company $184,680 during 2004, and was paid back $12,600 in cash (principal and interest) and $138,680 in common stock.

The Company has entered into an agreement with Nora Coccaro, the Company's chief executive and chief financial officer, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2005, the Company recognized consulting expenses to Ms. Coccaro of approximately $8,025 (2004: $8,025).

The Company has entered into a consulting agreement with Marcus Mueller, a shareholder and director of the Company. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2005, the Company recognized consulting expenses to Mr. Mueller of approximately $10,500 (2004: $10,500).

Note 6 - Supplemental Cash Flow Information

During the year ended December 31, 2004, the Company issued 3,785,555 shares of common stock for accounts payable of $239,180, and accrued interest of $39,265.

During the year ended December 31, 2003, the Company issued 1,537,048 shares of common stock for accounts payable of $379,223, accrued expenses of $62,520 and notes payable of $33,994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company's fiscal year end is December 31.

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

Business Operations

The Company's short term strategy is to realize net cash flow from operations and to use this net cash flow to expand marketing efforts in the Middle East with particular emphasis on Kuwait. The realization of net cash flows in the near term will require a significant increase in the Company's revenues and a decrease in expenses. The Company may also seek debt or equity financing. Once the Company has achieved positive net cash flow, its longer term strategy is to expand marketing efforts worldwide.

However, historically the Company has not been able to generate sufficient cash flow from operations to sustain its business and there can be no assurance that the Company will be able to generate sufficient future cash flows to sustain future operations. Should the Company be unable to generate sufficient cash flow from the sale of its products it will be required to seek debt or equity financing. The Company can provide no assurance that such financing efforts, if necessary, would be successful.

The Company's business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter the prospect of revenue growth. The Company's financial condition and results of operations have depended historically on debt and equity financing from related parties. During the prior year the Company first realized revenue generated from the sale of a Valides® System. Nonetheless, in the near term, the Company's ability to develop its business will continue to rely upon the Company's facility to raise additional working capital, the Company's ability to reduce administrative expenses and realize future revenues. The Company has a limited history of generating revenue which should not be viewed as an indication of future revenue.

For the fiscal period ended March 31, 2005 the Company realized a net loss from operations. The net loss was due to a lack of revenues in the quarter and general and administrative expenses. Further, equity funding realized during the period was insufficient to expand the Company's limited operations.

The Company believes that any expectation of achieving profitably in the near term will require a significant increase in debt or equity funding. Sufficient capital will enable management to negotiate lower manufacturing costs for new units, either by reaching an agreement with a third party manufacturer or establishing its own manufacturing facility and to implement a comprehensive marketing strategy. However, the Company can offer no assurance that any significant increase in debt or equity funding will be available to the Company over the next twelve months. Should the Company fail to expand its operations over the next twelve months, any combination of limited revenue and ordinary expenses may compromise the Company's ability to continue its current business operations.

Results of Operations

During the period from January 1, 2005 through March 31, 2005, the Company was involved in the development, manufacture, and marketing of the Valides® and Medides Systems medical waste sterilization and disposal technologies to the international market place for medical waste disposal.

Results of Operations

Quarters ended March 31, 2005 and 2004

Sales

Sales for the three month period ended March 31, 2005 were $0 as compared to $0 for the three month period ended March 31, 2004. The Company anticipates revenue in future periods as interest in the Valides® and Medides Systems increases in connection with marketing efforts.

Losses

Net losses for the three months ended March 31, 2005 decreased to $51,084 from $54,957 for the three month period ended March 31, 2004, a decrease of 7%. The decrease in net losses over the comparative three month periods can be attributed to a decrease in selling, general and administrative expenses. The Company expects to continue to reduce net losses over the next twelve months with the realization of revenues.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2005 decreased to $43,480 from $46,480 for the three month period ended March 31, 2004, a decrease of 7%. The decrease in selling, general and administrative expenses over the comparative three month periods can be attributed to a decrease in legal and accounting fees. The Company expects that selling, general and administrative expenses will remain relatively consistent over future periods.

Cost of goods sold for the three months ended March 31, 2005 was $0 as compared to $0 for the three month period ended March 31, 2004. The Company expects to realize cost of goods sold with the advent of sales of the Valides® and the Medides Systems over the next twelve months.

Depreciation expenses for the three months ended March 31, 2005 and March 31, 2004 were $132 and $187 respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $40,202 for the three months ended March 31, 2005, as compared to cash flow provided by operations of $21,463 for the three months ended March 31, 2004. Cash flow used in operations in the current three month period is primarily attributable to the decrease in related party payables. The Company expects that cash flows will be provided by operations in future periods as net losses are reduced and eliminated.

Cash flow produced from financing activities was $75,000 for the three months ended March 31, 2005, as compared to $0 cash flow produced from financing activities for the three months ended March 31, 2004. The cash flows produced from financing activities in the current period were the result of subscription based stock issuances. The Company expects that cash flows produced from financing activities may increase in future periods as required to effect its business operations.

Cash flows used in investing activities was $0 for the three months ended March 31, 2005 as compared to cash flow used in investing activities of $0 for the three months ended March 31, 2004. The Company expects that cash flows used in investing activities will increase in future periods.

The Company adopted The 2004 Benefit Plan of Healthbridge, Inc. on May 24, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company's common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 100,000 shares pursuant to the benefit plan as of the period ended March 31, 2005 and has to date granted no options. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

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

The Company had a working capital deficit of $136,098 as of March 31, 2005 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has realized limited revenues it will still require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended March 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 2. CHANGES IN SECURITIES

On April 8, 2005 the board of directors of the Company authorized the issuance of 500,000 shares of common stock to FABEG AG for cash consideration of $0.10 a share or $50,000. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

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

On March 1, 2005 the board of directors of the Company authorized the issuance of 750,000 shares of common stock to Global Convertible Megatrend Ltd. for cash consideration of $0.10 a share or $75,000. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of May 2005.

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