Form 10QSB
period 2005-06-30
HEALTHBRIDGE INC
filed 2005-09-19
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 0-28731

HEALTHBRIDGE, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	06-1538201 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of September 16, 2005 was 7,876,000.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Healthbridge, Inc., a Texas corporation and its subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HEALTHBRIDGE, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEET June 30, 2005 (Unaudited)

ASSETS
Current assets:
Cash	$88,225
Prepaid expenses
Total current assets	88,225

Property and equipment, net	1,188
Patents, net of impairment	-
Total assets	$89,413

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$76,885
Accrued expenses	25,892
Related party payables	95,078
Notes payable	29,048
Total current liabilities	226,903
Convertible debentures	318,578
Total Liabilities	545,482
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.0001 par value, 50,000,000 shares
authorized, 7,876,000 shares issued and outstanding	788
Additional paid-in capital	8,129,006
Accumulated other comprehensive income	14,503
Deficit accumulated during the development stage	(8,600,366)
Total stockholders' deficit	(456,069)
Total liabilities and stockholders' deficit	$89,413

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC. (A Development Stage Company) CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS Three and Six Months ended June 30, 2005 and 2004 and Cumulative Amounts (Unaudited)
Three Months	Six Months
ended June 30, 2005	ended June 30, 2005	Cumulative
	2005	2004	2005	2004	Amounts
Revenue	3,231	73,304	3,231	73,304	78,337
Cost of sales	-	71,475	-	71,475	52,607
	3,231	1,829	3,231	1,829	25,730

General and administrative expenses	63,772	83,064	117,023	139,655	3,211,988
Impairment of capitalized patent costs	262,890		262,890		262,890
Loss from operations	(323,431)	(81,235)	(376,682)	(137,826)	(3,449,148)

Other income (expense):
Interest expense	(7,907)	(15,735)	(15,956)	(24,212)	(156,576)
Interest income	412		517	-	9,110

Loss before provision for income taxes
and discontinued operations	(330,926)	(96,970)	(392,121)	(162,038)	(3,596,614)

Provision for income taxes		-	-	-	-

Loss before discontinued operations	(330,926)	(96,970)	(392,121)	(162,038)	(3,596,614)

Gain (loss) from discontinued operations, net of tax		-	-	-	(2,893,157)

Net loss before cumulative effect
of accounting change	(330,926)	(96,970)	(392,121)	(162,038)	(6,489,771)

Cumulative effect of accounting change, net of tax			-	-	(102,500)

Net loss	(330,926)	$(96,970)	$(392,121)	$(162,038)	$(6,592,271)

Other Comprehensive Income
Foreign currency translation adjustment	5,265		9,190		14,503
Net Comprehensive Income (Loss)	$(325,661)	(96,970)	$(382,931)	$(162,038)	$(6,577,768)

Loss per common share - basic and diluted	(0.04)	(0.03)	$(0.05)	(0.06)
Weighted average common shares -
Basic and diluted	7,870,505	2,840,000	7,400,862	2,840,000

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2005 and 2004 and Cumulative Amounts (Unaudited)
			Cumulative
	2005	2054	Amounts
Cash flows from operating activities:
Net loss	$(392,121)	(162,038)	(6,592,271)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock and stock option compensation expense	-	-	1,173,638
Depreciation and amortization	20,545	26,970	171,790
Impairment costs	262,890	-	2,505,792
Gain on write-off of liabilities	-	-	(102,692)
(Increase) decrease in:
Other advances	-	-	-
Prepaid expenses	-	121	5,805
Increase (decrease) in:
Deposits	-	-	-
Accounts payable	22,374	48,293	587,725
Accrued expenses	14,386	17,762	257,416
Related party payables	(11,325)	140,697	199,925
Net cash used in operating activities	(83,251)	71,805	(1,792,872)
Cash flows from investing activities:
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	-	-	(3,740)
Net cash used in investing activities	-	-	(154,138)
Cash flows from financing activities:
Proceeds from notes payable	-	-	692,999
Issuance of common stock	125,000	-	1,200,233
Commissions paid to raise convertible debentures	-	-	(41,673)
Proceeds from convertible debentures	-	-	334,173
Payments or notes payable	-	-	(165,000)
Net cash provided by financing activities	125,000	-	2,020,732
Change in accumulated other comprehensive income	9,190	377	14,503
Net increase (decrease) in cash	50,939	72,182	88,225
Cash, beginning of period	37,286	7,250	-
Cash, end of period	$88,225	79,432	88,225

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note 1 — Organization

The interim consolidated financial statements consist of Healthbridge, Inc. (Healthbridge) and its wholly owned subsidiary, Healthbridge AG (Healthbridge AG) (collectively “the Company”). Healthbridge was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary during 2002.

On January 25, 2002, the Company acquired certain patents related to the infectious medical waste sterilization and disposal technologies developed in Germany. Since this time the Company’s operations have consisted primarily of (1) developing a marketing philosophy and market strategy, (2) pursuing and assembling a management team, and (3) obtaining sufficient working capital through loans from shareholders and debt and equity financing. Further, the Company is considered a development stage company as defined in SFAS No. 7.

Note 2 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ending December 31, 2005.

Note 3 — Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 4 — Going Concern

As of June 30, 2005, the Company’s revenue generating activities had not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company or that marketing and product development efforts will be successful.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note 5 — Related Party Transactions

Related party payables consist of amounts due to Marcus Mueller, a Director of the Company. The amounts are unsecured, bear interest at 7.5% and are due on demand. The balance outstanding at June 30, 2005 is made up of loans and accrued interest totaling $21,013 provided to Healthbridge Inc. and loans and accrued interest totaling €82,604 (US$99,670) provided to Healthbridge AG. Mr. Mueller advanced the Company $184,680 during 2004, and was repaid $12,600 in cash (principal and interest) and $138,680 in common stock.

The Company has entered into an agreement with Nora Coccaro, the Company’s President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2005, the Company recognized consulting expense of $20,981.12 (2004: $16,050).

The Company has entered into an agreement with Markus Mueller, a Director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2005, the Company recognized consulting expense of approximately $21,000 (2004: $21,000).

Note 6 — Supplemental Cash Flow Information

During the first two quarters of 2005, the Company issued 1,250,000 shares of common stock for cash for a total of $125,000.

During the year ended December 31, 2004, the Company issued 3,785,555 shares of common stock for accounts payable of $239,180, and accrued interest of $39,265.

During the year ended December 31, 2003, the Company issued 1,537,048 shares of common stock for accounts payable of $379,223, accrued expenses of $62,520 and notes payable of $33,994.

Note 7 – Write off of intangible assets

On June 30, 2005 the Company reviewed the carrying value of its patents and determined that the prospect of sales this year and future expected cashflow from sales of the Valides system were unknown. Therefore the Company determined that there was sufficient evidence to indicate that the realization of the carrying value of the patent asset was impaired. Pursuant to the Company’s determination, it wrote off the remaining unamortized balance of $262,890 of its capitalized cost in the patents related to the Valides® Modular Infectious Waste Disposal System.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

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

Business Operations

The Company’s short term strategy is to realize net cash flow from operations and to use net cash flow to expand marketing efforts in the Middle East with particular emphasis on Kuwait. The realization of net cash flow in the near term will require a significant increase in the Company’s revenues. Once the Company has achieved net cash flow, its longer term strategy is to expand marketing efforts worldwide.

However, the Company has historically not been able to generate sufficient cash flow from operations to sustain its business and there can be no assurance that the Company will be able to generate sufficient future cash flows to sustain future operations. Since the Company is currently unable to generate sufficient cash flow from the sale of its products it will seek debt or equity financing. The Company can provide no assurance that such financing efforts will be successful.

The Company’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter the prospect of revenue growth. The Company’s financial condition and results of operations have depended historically on debt and equity financing from related parties. Sales of the Valides® System since acquisition have been limited to one unit sold in the second quarter of 2004. Therefore, in the near term, the Company’s ability to develop its business will continue to rely upon the Company’s facility to raise working capital, the ability to reduce administrative expenses and the realization of future revenues. The Company’s limited history of generating revenue should not be viewed as an indication of future revenue.

For the fiscal period ended June 30, 2005 the Company realized a net loss from operations. The net loss was due to a lack of significant revenues in the quarter and general and administrative expenses. Further, equity funding realized during the period was insufficient to expand the Company’s limited operations.

The Company believes that any expectation of achieving profitably in the near term will require a significant increase in debt or equity funding. Sufficient capital will enable management to negotiate lower manufacturing costs for new units, either by reaching an agreement with a third party manufacturer or establishing its own manufacturing facility and to implement a comprehensive marketing strategy. However, the Company can offer no assurance that any significant increase in debt or equity funding will be available to the Company over the next twelve months. Should the Company fail to expand its operations over the next twelve months, any combination of limited revenue and ordinary expenses may compromise the Company’s ability to continue its current business operations.

Results of Operations

During the period from January 1, 2005 through June 30, 2005, the Company was involved in the development, manufacture, and marketing of the Valides® and Medides Systems medical waste sterilization and disposal technologies to the international market place for medical waste disposal.

Three and Six Month Periods Ended June 30, 2005 and 2004

Revenue

Revenue for the three month period ended June 30, 2005 decreased to $3,231 from $73,304 for the three month period ended June 30, 2004, a decrease of 96%. Sales for the six month period ended June 30, 2005 decreased to $3,231 from $73,304 for the six month period ended June 30, 2004, a decrease of 96%. Revenue in the current three month period can be attributed to a tax credit. The Company continues marketing efforts and anticipates revenue in future periods from the sale of its products.

Losses

Net losses for the three month period ended June 30, 2005 increased to $330,926 from $96,970 for the three month period ended June 30, 2004, an increase of 341%. Net losses for the six month period ended June 30, 2005 increased to $392,121 from $162,038 for the for the six month period ended June 30, 2004, an increase of 242%. The increase in net losses over the comparative three and six month periods can be exclusively attributed to an in impairment of capitalized patent costs. The Company expects to reduce net losses over the next twelve months with the realization of revenue.

Expenses

General and administrative expenses for the three month period ended June 30, 2005 decreased to $63,772 from $83,064 for the three month period ended June 30, 2004, a decrease of 23%. General and administrative expenses for the six month period ended June 30, 2005 decreased to $117,023 from $139,655 for the six month period ended June 30, 2004, a decrease of 16%. The decrease in selling, general and administrative expenses over the comparative three and six month periods can be attributed to a decrease in legal and accounting costs. The Company expects that selling, general and administrative expenses will remain relatively consistent over future periods.

Cost of goods sold for the three month period ended June 30, 2005 decreased to $0 from $71,475 for the three month period ended June 30, 2004. Cost of goods sold for the six month period ended June 30, 2005 decreased to $0 from $71,475 for the six month period ended June 30, 2004. Cost of goods sold in the prior six month period can be attributed to the manufacture of a single Valides® system. The Company expects to the cost of goods sold to increase with anticipated Company product sales over the next twelve months.

Depreciation expenses for the six months ended June 30, 2005 and June 30, 2004 were $20,545 and $26,970 respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $83,251 for the six months ended June 30, 2005, as compared to cash flow provided by operations of $71,805 for the six months ended June 30, 2004. Cash flow used in operations for the current six month period is primarily attributable to an increase in net loss and the decrease in related party payables. The Company expects that cash flows continue to be used in operations until such time as revenues are consistently realized and losses decrease.

Cash flow produced from financing activities was $125,000 for the six months ended June 30, 2005, as compared to $0 cash flow produced from financing activities for the six months ended June 30, 2004. The cash flows produced from financing activities for the six month period were the result of subscription based stock issuances. The Company expects that cash flows produced from financing activities may increase in future periods as required to effect its business operations.

Cash flows used in investing activities was $0 for the six months ended June 30, 2005 as compared to cash flow used in investing activities of $0 for the six months ended June 30, 2004. The Company expects that cash flows used in investing activities will increase in future periods.

The Company adopted The 2004 Benefit Plan of Healthbridge, Inc. on May 24, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock, to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 100,000 shares pursuant to the benefit plan as of the six month period ended June 30, 2005 and has to date granted no options. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

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

The Company had a working capital deficit of $138,678 as of June 30, 2005 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has realized limited revenues it will still require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

The Company applies the following critical accounting policies related to revenue recognition and the valuation of patents in the preparation of its financial statements.

Valuation of Patents

The Company believes that its accounting policy for determining the value attributed to its intangible assets or patents is critical as the valuation is primarily based on the patents generating future cash flows. The Company evaluates its intangible definite life patent assets for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. The estimated useful life of the patents is ten years.

The Company’s impairment analysis includes but is not limited to:

●	the expected use of our patents with consideration focused on projected sales and estimated cash flows from products sold and expected to be sold under the patents.

●	the expected period required to obtain trademark and
patent protection on an international basis.

●	the time required to organize manufacturing capacity
and establish distribution channels.

●	the anticipated realization of financing commitments from significant .
shareholders or the general investment community

●	the effects of obsolescence, demand, competition and other economic factors such as medical waste compliance issues for each potential market.

●	our past experience in the medical waste disposal industry.

The judgment of the Company's management is required in assessing the realization of any future economic benefits resulting from the carrying value of our patents. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company's financial position or its results of operations. In the event that the Company does not generate any future economic benefit as a result of the carrying value of the patents, total assets would be overstated. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized.

The Company determined to reduce the carrying value of our patents as of June 30, 2005 to zero due to possible impairment.

Revenue Recognition

The Company has generated revenue through the sale of Valides® Modular Infectious Waste Disposal System and the Medides Systems. Revenue is recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Any revenue derived from the sale of services would be initially recorded as deferred revenue on the balance sheet. The amount of deferred income would be recognized as income over the term of the contract. The Company has not yet generated any income from the sale of services.

ITEM 3.                     CONTROLS AND PROCEDURES

The Company’s president acts as the Company’s chief executive officer, chief financial officer and principal accounting officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Company’s management, including the chief executive officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2005.

Based on this evaluation, the chief executive officer concluded that, due to erroneous disclosures which warranted the restatement of certain historical financial information, the Company’s disclosure controls and procedures for the period ended June 30, 2005 remain ineffective and not adequately designed. The determination to restate the Company’s financial statements for the periods ended December 31, 2004 and March 31, 2005 was reached in connection with comments made by the U.S. Securities and Exchange Commission. The restatement for the noted prior periods was due to the Company’s failure to amortize definite life patent assets.

(b) Changes in Internal Controls

During the period ended June 30, 2005, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

However, the Company’s chief executive officer has concluded that changes will be made to internal controls over financial reporting which may materially affect our financial reporting obligations. Our chief executive officer will make certain proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of principal executive officer and chief financial officer, the appointment of an independent director to the Company’s board of directors and the formation of an audit committee. Our chief executive officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

PART II

ITEM 1.               LEGAL PROCEEDINGS

None.

ITEM 2.               CHANGES IN SECURITIES

On April 8, 2005 the board of directors of the Company authorized the issuance of 500,000 shares of common stock to FABEG AG for cash consideration of $0.10 a share or $50,000. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription was agreed, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country and having the offeree make representation to the Company certifying that the offeree is not a U.S. entity and is not acquiring the securities for the account or benefit of a U.S. entity or person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of September 2005.

HEALTHBRIDGE, INC.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive, Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(b)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
10(i)	*	Intellectual Property Assignment and Sale Agreement between the Company and Sellers (incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(ii)	*	Secured Loan Agreement Incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(iii)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated March 28, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(iv)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated April 10, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(v)	*	The 2004 Benefit Plan of Healthbridge, Inc. dated May 24, 2004 (incorporated by reference from the Form S-8 filed with the Commission on May 26, 2004)
10(vi)	Attached	Extension of the Term of Series "A" Convertible Debenture Certificate with Max Fugman dated March 31, 2005
10(vii)	Attached	Extension of the Term of Series "A" Convertible Debenture Certificate with Global Convertible Megatrend Ltd. dated March 31, 2005
23	Attached

Chisholm, Bierwolf and Nilson, LLC.'s consent to incorporation by reference on Form S-8 filed with the Commission on May 26, 2004 of their report dated September 13, 2005 with respect to the Company's audited financial statements for the year ended December 31, 2004

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

* Incorporated by reference to prior filings with the Commission.