Form 10KSB/A
period 2004-12-31
HEALTHBRIDGE INC
filed 2005-10-11
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

Commission file number: 000-28731

HEALTHBRIDGE, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	06-1538201 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Suite 2610, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                     No      X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [ ].

The registrant's net sales for its most recent fiscal year were $75,106.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $570,238 based on the average closing bid and asked prices for the common stock on October 3, 2005.

As of October 3, 2005, there were 7,876,000 shares outstanding of the registrant's common stock.

PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

GENERAL

As used herein the term “Company” refers to Healthbridge, Inc., a Texas corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Texas on February 17, 1993 as “GFB Alliance Services, Inc.” The Company has since undergone several name changes and on May 13, 1999, pursuant to an amendment to its articles of incorporation, adopted the name Healthbridge, Inc.

BUSINESS

The Company’s business is the development, manufacture, and marketing of the Valides® and Medides Systems medical waste sterilization and disposal technologies to the international market place for medical waste disposal.

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

Since acquiring the The Valides® and the Medides Systems, the Company has focused on identifying potential markets for the Valides® and Medides Systems, embarking on discussions with potential joint venture partners, considering prospective production sites for the manufacture of the Valides® and Medides Systems, and securing the Company’s patented technology through the registration of patents and trademarks.

The Company’s management has identified potential markets for the Valides® and Medides Systems in Europe, South and Central America, Asia and the Middle East by developing contacts introduced by marketing consultants. The first sale of its Valides® System was announced in February 2004 by the Company’s wholly owned subsidiary, Healthbridge (Deutschland) AG, to the newly constructed London Hospital, located in Kuwait City, Kuwait. Delivery of this unit was completed in June of 2004. The Company is providing consulting support to the staff of the London Hospital to ensure the orderly and efficient use of the Valides® System. The Company’s local Kuwaiti distributor, GBD General Trading Co. has indicated a need for five additional units to meet medical waste sterilization and disposal requirements at other locations. Management intends to focus on procuring additional sales over the next twelve months.

Due to the international variance in regulations governing the disposal of medical waste, the Company is in the process of discerning local joint venture partners that are acquainted in their respective regions with regulatory processes. Management understands that in many of the prospective markets for its technology local participation will be crucial to successful regulatory compliance. The Company’s approach is to identify a strong partner, provide that partner with scientific documentation to support the effectiveness of the Valides® and Medides Systems and introduce the Valides® and Medides Systems to market on a joint venture basis. The Company believes that this approach will lead to a fast track approval of the technology and facilitate early introduction to market. The Company has been in discussion with potential joint venture partners in Brazil, Canada and China though it is yet to conclude any joint venture arrangement.

Management believes that it is in the best interests of the Company that the manufacture of the Valides® and Medides Systems be completed at Company facilities or at facilities managed on a joint venture basis. Therefore, management has devoted much of its time and energy to identifying potential manufacturing sites. The Company has to date selected fabrication and production staff and identified a production site in Germany. Potential joint venture manufacturing sites were also identified near Vancouver, Canada and RioGrande Do Soul, Brazil. However, the Company is yet to set up a manufacturing site and the unit sold to the London Hospital in Kuwait City was manufactured by a third party manufacturer. The Company believes that cost efficiencies, operating margins and the security of the technology would be best served by it controlling the manufacturing process.

Since the Company’s only significant asset lies in its patented technology, management has devoted significant resources to preserving the security of that asset through the registration of patents and trademarks around the world. Management is now satisfied that the technology patented for use in Valides® and Medides Systems is now securely positioned for the benefit of the Company.

Government Regulation.

The Company intends to operate within the medical waste disposal industry, which is subject to extensive local and national laws. This statutory and regulatory framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. The treatment and disposal of medical waste is subject to packaging, labeling, handling, notice and reporting requirements. National and local regulations vary from location to location. The Company believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business and has all appropriate government permits to operate its existing business. However, the addition of new, or amendments to existing, statutes and regulations could require the Company to continually modify its business methods that could add substantial costs to its operation.

The introduction of the Valides® and Medides Systems in foreign markets will subject the Company to regulatory clearances which may impose additional substantive costs and burdens. International sales of medical waste sterilization and disposal equipment are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries impose product standards, packaging requirements, labeling requirements and import restrictions on certain devices. Further, each country each country has its own tariff regulations, duties and tax obligations. The Valides® and Medides Systems are to be manufactured according to international standards for sale to foreign countries.

Government regulation in the United States is subject to the Occupational Safety and Health Act (“OSHA”) which gives the federal government the authority to regulate the management of infectious medical waste. OSHA regulations attempt to limit occupational exposure to blood and other potentially infectious materials, but do not actually cover the disposal of medical waste. These regulations target all industries in which employees could reasonably be expected to come in contact with blood borne pathogens. The regulations define infectious materials to include semen, vaginal secretions, cerebrospinal fluids, synovial fluid, pleural fluid, pericardial fluid, peritoneal fluid, amniotic fluid, saliva in dental procedures, any body fluid visibly contaminated with blood and all body fluids in situations where it is difficult to differentiate among body fluids. The definition also includes any unfixed tissue or organ, other than intact skin from a human (dead or alive), human immune-deficiency virus (HIV) and hepatitis B virus. The regulations require employers to identify in writing tasks and procedures, as well as job classifications, where occupational exposure to blood may occur. Employers must set forth a schedule for implementing procedures for employees to minimize risk of contamination. Employers are required to offer such employees vaccinations for hepatitis B virus and must keep records concerning such employees’ medical histories.

The approval for sale of the Valides® and Medides Systems in the United States and in foreign markets is unpredictable and uncertain, and no assurance can be give that the necessary approvals or clearances for the Company’s products will be granted on timely basis or at all. Delays in the receipt of, or failure to receive, such approvals or clearances or the loss of any previously received approvals or clearances, could have a materially adverse effect on the business, financial condition and results of operation of the Company. Furthermore, approvals that have been or may be granted are subject to continual review, and later discovery of previously unknown problems may result in the withdrawal of the product from the market. Moreover, changes in existing requirements or the adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements.. The Company can provide no assurance that it will not be required to incur significant costs to comply with applicable laws and regulations in the future. Failure to comply with applicable laws or regulatory requirements could have a materially adverse effect on the Company’s business, financial condition and results of operations.

Further, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, including medical waste, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

The Company believes it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, Company believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Competition.

The Company believes that the principal competitive factors in the disposal of medical waste industry are cost efficiencies, reliability, reputation, service and the ability to offer alternative technologies to help customers work within an increasingly regulated environment. Further, the Company understands that it will be involved in intense competition with other business entities in the business of sterilizing and disposing of medical waste, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. Nonetheless, the Company believes that it will be able to compete successfully with other medical waste disposal companies using the Valides® and Medides Systems which offer an efficient onsite alternative to waste disposal.

Employees.

The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as she deems necessary. Management of the Company uses consultants, attorneys, and accountants to conduct its business in addition to its full time employees until such time as its plan of operation requires the hiring of more employees.

Reports to Security Holders.

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission.

The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

ITEM 2.                 DESCRIPTION OF PROPERTY

The Company currently maintains limited office space for which it pays not rent. The address of the Company’s office is 1066 West Hastings Street Suite 2610, Vancouver, British Columbia, Canada V6E 3X2. Further, the Company’s subsidiary Healthbridge (Deutschland) AG, maintains limited office space for which it pays no rent. Healthbridge (Deutschland) AG’s address is Prinzregentenstrasse 124, Munich 81677 Germany. The Company does not believe that it will need to additional space until such time as it leases commercial property for the manufacture of the Valides® and Medides Systems.

ITEM 3.                LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, “HHBR.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Further, the prices during 2003 have been adjusted to reflect a one for twenty (1:20) reverse split that was implemented on August 25, 2003*. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2004 and 2003 are as follows:

YEAR	QUARTER ENDING	HIGH	LOW
2004	December 31	$0.20	$0.09
	September 30	$0.12	$0.09
	June 30	$0.32	$0.12
	March 31	$0.75	$0.30
2003	December 31	$0.35	$0.20
	September 30	$0.40	$0.15
	June 30	$1.20*	$0.30*
	March 31	$2.40*	$1.40*

Record Holders

As of October 3, 2005, there were approximately 69 shareholders of record holding a total of 7,876,000 shares of common stock. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

On March 1, 2005 the board of directors of the Company authorized the issuance of 750,000 shares of common stock to Global Convertible Megatrend Ltd. for cash consideration of $0.10 a share or $75,000. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the subscription was agreed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company’s fiscal year end is December 31.

The Company’s short term strategy is to realize net cash flow from operations and to use this net cash flow to expand marketing efforts in the Middle East with particular emphasis on Kuwait. The realization of net cash flows in the near term will require a significant increase in the Company’s revenues and a decrease in expenses. The Company may also seek debt or equity financing. Once the Company has achieved positive net cash flow, its longer term strategy is to expand marketing efforts worldwide.

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

The Company’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter the prospect of revenue growth. The Company’s financial condition and results of operations have depended historically on debt and equity financing from related parties. During the current year the Company first realized revenue generated from the sale of a Valides® System. Nonetheless, in the near term, the Company’s ability to develop its business will continue to rely upon the Company’s facility to raise additional working capital, the Company’s ability to reduce administrative expenses and realize future revenues. The Company has a limited history of generating revenue which should not be viewed as an indication of future revenue.

For the fiscal year ended December 31, 2004 the Company realized a net loss from operations. The Company incurred an increase in general and administrative expenses which offset initial revenues. Further, debt and equity funding was insufficient to expand the Company’s limited operations. The Company believes that any expectation of achieving profitably in the near term will require a significant increase in debt or equity funding. Sufficient capital will enable management to negotiate lower manufacturing costs for new units, either by reaching an agreement with a third party manufacturer or establishing its own manufacturing facility and to implement a comprehensive marketing strategy. However, the Company can offer no assurance that any significant increase in debt or equity funding will be available to the Company over the next twelve months. Should the Company fail to expand its operations over the next twelve months, any combination of limited revenue and ordinary expenses may compromise the Company’s ability to continue its current business operations.

Results of Operations

During the period from January 1, 2002 through December 31, 2004, the Company was involved in the development, manufacture, and marketing of the Valides® and Medides Systems medical waste sterilization and disposal technologies to the international market place for medical waste disposal.

Years ended December 31, 2004 and 2003

Revenue

Revenue for the twelve month period ended December 31, 2004 were $75,106 as compared to $0 for the twelve month period ended December 31, 2003. Revenue realized in the most recent twelve month period is attributable to the sale of a single unit of the sales of the Valides® System. The Company anticipates that revenue will increase over the next twelve months with the sale of additional units.

Losses

Net losses for the twelve month period ended December 31, 2004 increased to $311,758 from $232,560 for the twelve month period ended December 31, 2003, an increase of 25%. The increase in net losses over the comparative twelve month periods can be attributed to an increase in general and administrative expenses and an increase in interest expenses. The Company does not expect to reduce net losses until such time as significant revenues are realized that offset the costs attendant to implementing a comprehensive marketing plan and establishing a manufacturing facility.

Expenses

Selling, general and administrative expenses for the twelve month period ended December 31, 2004 increased to $289,048 from $206,402 for the twelve month period ended December 31, 2003, an increase of 28%. The increase in selling, general and administrative expenses over the comparative twelve month periods can be attributed to an increase in consulting fees paid to a director and significant shareholder of the Company for services related to Company development. The Company expects that selling, general and administrative expenses will increase over future periods.

Cost of goods sold for the twelve month period ended December 31, 2004 was $52,607 as compared to $0 for the twelve month period ended December 31, 2003. The cost of goods sold can be attributed to the sale of a single unit of the Valides® Sytem. The Company expects that the cost of goods sold will rise consistently in relation to sales of the Valides® and the Medides Systems over future periods.

Depreciation and amortization expenses for the twelve months ended December 31, 2004 and December 31, 2003 were $41,199 and $50,984 respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The Company has not recorded this benefit in the financial statements as it does not meet the accounting criteria to do so.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by generating sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operations was $28,786 for the twelve months ended December 31, 2004, as compared to cash flow used in operations of $96,271 for the twelve months ended December 31, 2003. Cash flow provided by operations in the current twelve month period is primarily attributable to an increase in accrued expenses and related party payables. The Company expects that cash flows provided by operations will decrease over future periods as expenses are paid.

Cash flow provided by financing activities decreased to $0 for the twelve months ended December 31, 2004, as compared to cash flow provided by financing activities of $100,833 for the twelve months ended December 31, 2003. The cash flows produced from financing activities in the prior period were the result subscription based stock issuances. The Company expects that cash flows produced from financing activities may increase in future periods.

Cash flows used in investing activities was $0 for the twelve months ended December 31, 2004 as compared to cash flow used in investing activities of $0 for the twelve months ended December 31, 2003. The Company expects that cash flows used in investing activities will increase in future periods in order to expand its technology.

The Company adopted The 2004 Benefit Plan of Healthbridge, Inc. on May 24, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 100,000 shares pursuant to the benefit plan as of the period ended December 31, 2004 and has to date granted no options. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

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

The Company had a working capital deficit of $164,182 as of December 31, 2004 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has only recently realized revenues it may still require new debt or equity transactions to satisfy cash needs over the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’ Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

The Company's impairment analysis includes but is not limited do:

•

the expected use of our patents with consideration focused on projected sales and estimated cash flows from products sold and expected to be sold under the patents.

•

the expected period required to obtain trademark and patent protection on an international basis.

•

the time required to organize manufacturing capacity and establish distribution channels.

•

the anticipated realization of financing commitments from significant shareholders or the general investment community.

•

the effects of obsolescence, demand, competition and other economic factors such as medical waste compliance issues for each  potential market.

•

our past experience in the medical waste disposal industry.

The judgment of the Company’s management is required in assessing the realization of any future economic benefits resulting from the carrying value of our patents. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company’s financial position or its results of operations. In the event that the Company does not generate any future economic benefit as a result of the carrying value of the patents, total assets would be overstated by $283,112. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-KSB/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-KSB/A, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties related to the acceptance of the Company’s current and future products; (iii) the ability of the Company to achieve and maintain sufficient revenues to fund operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Going Concern Opinion

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $8,208,245 as of December 31, 2004. The continuation of the Company’s operations is dependent upon the continuing financial support of creditors and stockholders, obtaining short and long term financing, and achieving profitability. These conditions and dependencies raise substantial doubt about the Company’s ability to continue as a going concern

Management’s plan to address the Company’s ability to continue as a going concern, include:(i) raising funds as either debt or equity; (ii) issuing common stock for services; (iii) obtaining loans from shareholders; and (iv) converting outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, the Company would then have sufficient funds to execute its intended business plan or generate positive operating results. Should the Company fail to obtain additional funding it may be forced to discontinue operations.

ITEM 7.                    FINANCIAL STATEMENTS

The Company’s restated financial statements for the fiscal year ended December 31, 2004, are attached hereto as pages F-1 through F-22.

HEALTHBRIDGE INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

HealthBridge, Inc.

Vancouver, BC Canada

We have audited the accompanying consolidated balance sheet of HealthBridge, Inc. as of December 31, 2004 and the related consolidated statement of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthBridge, Inc. as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

As discussed in Note 17 to the consolidated financial statements, there was an error in the reported value of the patents due to the omission of amortization that was discovered by management as a result of a regulatory review. Accordingly the consolidated financial statements have been restated to correct the error.

/s/Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 18, 2005 except for Note 17 dated September 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of Healthbridge, Inc.

We have audited the accompanying consolidated balance sheet of Healthbridge, Inc. (a development stage company), as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2003 and the cumulative amounts since inception. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthbridge, Inc. (a development stage company), as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, an error resulting in an overstatement of previously reported intangible assets and an understatement of net loss was discovered by management of the Company. Accordingly, the 2003 consolidated financial statements have been restated to correct the error.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

March 24, 2004, except for Note 17 which is dated September 9, 2005

HEALTHBRIDGE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2004
(Restated)
ASSETS
Current assets:
Cash	$37,286
Prepaid expenses	-

Total current assets	37,286
Property and equipment, net	1,511
Patents, net of amortization	283,112

Total assets	$321,909

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$54,511
Accrued expenses	11,506
Related party payables	106,403
Notes payable	29,048

Total current liabilities	201,468

Convertible debentures	318,578
Total Liabilities	520,046
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.0001 par value, 50,000,000 shares
authorized, 6,626,000 shares issued and outstanding	663
Additional paid-in capital	8,004,131
Accumulated other comprehensive income	5,313
Deficit accumulated during the development stage	(8,208,245)
Total stockholders' deficit	(198,138)
Total liabilities and stockholders' deficit	$321,909

See accompanying notes to financial statements

HEALTHBRIDGE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003 and Cumulative Amounts
			Cumulative
	2004	2003	Amounts

	(Restated)	(Restated)	(Restated)

Revenue	$75,106	-	75,106
Cost of sales	52,607	-	52,607
	22,499	-	22,499

General and administrative expenses	289,048	206,402	3,094,965

Loss from operations	(266,549)	(206,402)	(3,072,466)

Other income (expense):
Interest expense	(45,209)	(26,158)	(140,620)
Interest income	-	-	8,593

Loss before provision for income taxes
and discontinued operations	(311,758)	(232,560)	(3,204,493)

Provision for income taxes	-	-	-

Loss before discontinued operations	(311,758)	(232,560)	(3,204,493)

Gain (loss) from discontinued operations, net of tax	-	-	(2,893,157)

Net loss before cumulative effect
of accounting change	(311,758)	(232,560)	(6,097,650)

Cumulative effect of accounting change, net of tax	-	-	(102,500)

Net loss	$(311,758)	$(232,560)	$(6,200,150)

Loss per common share - basic and diluted	$(0.10)	(0.16)

Weighted average common shares -
basic and diluted	3,238,086	1,407,000

See accompanying notes to financial statements

HEALTHBRIDGE, INC. (A Developmental Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME February 17, 1993 ( Date of Inception) to December 31, 2004
Deficit
	Accumulated	Accumulated
Additional	Other	During the
Preferred Stock	Common Stock	Paid-in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Balance at February 17, 1993 (date of inception)	-	$-	60,000	$6	$1,194	$-	$-	$1,200

Net loss	-	-	-	-	-	-	(200)	(200)

Balance at December 31, 1993	-	-	60,000	6	1,194	-	(200)	1,000

Net loss	-	-	-	-	-	-	(240)	(240)

Balance at December 31, 1994	-	-	60,000	6	1,194	-	(440)	760

Net loss	-	-	-	-	-	-	(240)	(240)

Balance at December 31, 1995	-	-	60,000	6	1,194	-	(680)	520

Net loss	-	-	-	-	-	-	(240)	(240)

Balance at December 31, 1996	-	-	60,000	6	1,194	-	(920)	280

Issuance of common stock for cash	-	-	32,068	3	80,269	-	-	80,272

Net loss	-	-	-	-	-	-	(79,765)	(79,765)

Balance at December 31, 1997	-	-	92,068	9	81,463	-	(80,685)	787

Issuance of common stock for:
Services	-	-	6,500	1	12,999	-	-	13,000
Cash	-	-	26,170	3	26,167	-	-	26,170

Additional shares due to rounding
after stock split	-	-	300	1	(1)	-	-	-

Net loss	-	-	-	-	-	-	(36,896)	(36,896)

Balance at December 31, 1998	-	-	125,038	14	120,628	-	(117,581)	3,061

See accompanying notes to financial statements

HEALTHBRIDGE, INC. (A Developmental Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME February 17, 1993 ( Date of Inception) to December 31, 2004
Deficit
	Accumulated	Accumulated
Additional	Other	During the
Preferred Stock	Common Stock	Paid-in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Balance forward, December 31, 1998	-	-	125,038	14	120,628	-	(117,581)	3,061

Rounding	-	-	(38)	-	-	-	-	-

Issuance of common stock for:
Cash	-	-	22,500	2	899,998	-	-	900,000
Assets	-	-	128,012	13	1,020,452	-	-	1,020,465
Net book value of Healthbridge, Inc.	-	-	20,500	2	(2)	-	-	-
Dividends-in-kind	-	-	50,202	5	2,008,091	-	(2,008,096)	-
Debt	-	-	242,500	23	999,978	-	-	1,000,001
Reverse acquisition with Healthbridge, Inc.
and Wattmonitor, Inc.	-	-	147,500	15	798,046	-	-	798,061

Common stock offering costs	-	-	-	-	(105,000)	-	-	(105,000)

Reverse acquisition, retirement of old shares
of Wattmonitor, Inc.	-	-	(147,500)	(15)	(915,627)	-	117,581	(798,061)

Share adjustment for shares previously issued	-	-	150	-	-	-	-	-

Net loss	-	-	-	-	-	-	(3,196,076)	(3,196,076)

Balance at December 31, 1999	-	-	588,864	60	4,826,564	-	(5,204,172)	(377,549)

Issuance of common stock for:
Debt	-	-	34,950	4	349,496	-	-	349,500
Services	-	-	11,000	1	71,199	-	-	71,200
Cash	-	-	19,500	2	194,998	-	-	195,000
Accounts payable	-	-	7,500	1	74,999	-	-	75,000

Common stock offering costs	-	-	-	-	(15,600)	-	-	(15,600)

Stock option compensation expense	-	-	-	-	6,000	-	-	6,000

Net loss	-	-	-	-	-	-	(816,545)	(816,545)

Balance at December 31, 2000	-	-	661,814	67	5,507,656	-	(6,020,717)	(512,994)

See accompanying notes to financial statements

HEALTHBRIDGE, INC. (A Developmental Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME February 17, 1993 ( Date of Inception) to December 31, 2004
Deficit
	Accumulated	Accumulated
Additional	Other	During the
Preferred Stock	Common Stock	Paid-in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Balance forward at December 31, 2000	-	-	661,814	67	5,507,656	-	(6,020,717)	(512,994)

Issuance of common stock for:
Services	-	-	84,400	9	258,941	-	-	258,950
Accounts payable	-	-	13,750	1	59,999	-	-	60,000
Debt	-	-	41,603	4	249,614	-	-	249,618

Net loss	-	-	-	-	-	-	(422,008)	(422,008)

Balance at December 31, 2001	-	-	801,567	81	6,076,210	-	(6,442,725)	(366,434)

Comprehensive loss:
Net loss - Restated	-	-	-	-	-	-	(1,221,203)	(1,221,203)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	4,869	-	4,869

Total comprehensive loss - Restated								(1, 216,334)

Issuance of common stock for:
Intellectual property	-	-	37,500	4	224,996	-	-	225,000
Services	-	-	143,000	14	806,086	-	-	806,100
Accounts payable and services	-	-	5,000	1	10,999	-	-	11,000

Stock option compensation expense	-	-	-	-	12,500	-	-	12,500

Balance at December 31, 2002 - Restated	-	-	987,067	99	7,130,791	4,869	(7,663,928)	(528,169)

See accompanying notes to financial statements

HEALTHBRIDGE, INC. (A Developmental Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME February 17, 1993 ( Date of Inception) to December 31, 2004
Deficit
	Accumulated	Accumulated
Additional	Other	During the
Preferred Stock	Common Stock	Paid-in	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total
Balance forward at December 31, 2002 - Restated	-	-	987,067	99	7,130,791	4,869	(7,663,928)	(528,169)

Comprehensive loss:
Net loss - Restated	-	-	-	-	-	-	(232,560)	(232,560)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	(806)	-	(806)

Total comprehensive loss - Restated								(233,366)

Issuance of common stock for:
Cash	-	-	314,165	32	102,801	-	-	102,833
Services			2,100	-	3,888	-	-	3,888
Debt			1,537,048	154	475,583	-	-	475,737

Common stock offering costs	-	-	-	-	(2,000)	-	-	(2,000)

Issuance of common stock
options for services	-	-	-	-	15,000	-	-	15,000

Additional shares due to rounding
after reverse split	-	-	65	-	-	-	-	-

Balance at December 31, 2003 - Restated	-	-	2,840,445	285	7,726,063	4,063	(7,896,488)	(166,077)

Issuance of common stock for:
Debt conversion	-	-	2,735,555	273	197,673	-		197,946
Services			1,050,000	105	80,395			80,500
Other comprehensive loss -
cumulative foreign currency
translation adjustment						1,250		1,250

Net loss for the year ended December 31, 2004							(311,757)	(311,757)
- Restated

Balance at December 31, 2004 - Restated	-	$-	6,626,000	$663	$8,004,131	$5,313	$(8,208,245)	$(198,138)

See accompanying notes to financial statements

HEALTHBRIDGE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003 and Cumulative Amounts
			Cumulative
	2004	2003	Amounts
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(311,757)	(232,560)	(6,200,150)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock and stock option compensation expense	-	18,888	1,173,638
Depreciation and amortization	41,199	50,984	151,247
Impairment costs	-	-	2,242,902
Gain on write-off of liabilities	-	-	(102,692)
(Increase) decrease in:
Other advances	-	-	-
Prepaid expenses	122	5,804	5,804
Increase (decrease) in:
Accounts payable	6,775	192,175	565,350
Accrued expenses	45,865	-	243,030
Related party payables	246,583	(131,562)	211,250
Net cash used in operating activities	28,786	(96,271)	(1,709,622)
Cash flows from investing activities:
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	-	-	(3,740)
Net cash used in investing activities	-	-	(154,138)
Cash flows from financing activities:
Proceeds from notes payable	-	-	692,999
Issuance of common stock	-	100,833	1,075,233
Commissions paid to raise convertible debentures	-	-	(41,673)
Proceeds from convertible debentures	-	-	334,173
Payments on notes payable	-	-	(165,000)
Net cash provided by financing activities	-	100,833	1,895,732
Change in accumulated other comprehensive income	1,250	(806)	5,313
Net increase (decrease) in cash	30,036	3,756	37,286

Cash, beginning of period	7,250	3,494	-
Cash, end of period	$37,286	7,250	37,286

See accompanying notes to financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Healthbridge, Inc. (Healthbridge) and its wholly owned subsidiary, Healthbridge AG (Healthbridge AG) (collectively “the Company”). Healthbridge was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary during 2002.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Healthbridge, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. Equipment is depreciated over the assets estimated useful life which is determined to be five years. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

Intangible Assets

Costs associated with the acquisition of patents have been capitalized and are being amortized over their useful life of 10 years. These costs will also be reviewed quarterly by management for impairment and valuation. Such impairment will be reviewed from available information at the time such as projected cashflow analysis, sales orders and other information available to help management determine future realization of this asset. Management will write this intangible down to its net realizable value at the time of impairment appears to exist.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Revenue Recognition

Revenue from product sales is generally recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, deliver has occurred, the price is fixed and determinable and the collectibility is reasonably assured.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to deferred start-up cost. For income tax purposes start-up costs are deferred until the Company begins generating revenue, at which time the costs begin being amortized.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the applicable exchange rates at year-end. Net gains or losses resulting from the translation of the Company’s assets and liabilities are reflected as a separate component of stockholders’ equity. A negative translation impact on stockholders’ equity reflects a current relative U.S. Dollar value higher than at the point in time that assets were actually acquired in a foreign currency. A positive translation impact would result from a U.S. Dollar weaker in value than at the point in time foreign assets were acquired.

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Stock-Based Compensation

At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.”

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                                    Years ended December 31,
                                                                                    2004                2003

Net loss as reported                                                         $        (311,750)  $        (232,560)

Deduct:
       Total stock-based employee compensation expense
       determined under fair value based method for all
       awards, net of related tax effects                                             -                   -

Net loss pro forma                                                           $        (311,750)  $        (232,560)

Loss per share - basic and diluted:
       As reported                                                           $            (.10)  $            (.16)
       Pro forma                                                             $            (.10)  $            (.16)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

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

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Note 2 — Going Concern

As of December 31, 2004, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. Since there are not excessive expenses incurred or required by the Company to pay, shareholders have been able to provide the necessary capital for minimal expense needs. There can be no assurance that such funds will be available to the Company in the future or that the marketing and product development efforts will be successful. As a result, the Company may not be able to continue operations due to lack of funds to pay employees and vendors, and would not have the ability to repay loans to shareholders, officers, and other note holders. This could result in the notes becoming immediately due which could cause the company to discontinue operations due to liens or litigation.

Note 3 – Patents

Patents consist of patents obtained pursuant to an agreement whereby the Company executed an Intellectual Property Assignment and Sale Agreement (“Agreement”) with B.I.M.E. GmBH, a German corporation, and Hermann Esser and Eduard Kneifel, both German residents (“Sellers”), to acquire certain infectious medical waste sterilization and disposal technologies developed in Germany. The Agreement transfers to the Company the exclusive ownership of both the Valides® Modular Infectious Medical Waste Disposal System and the Medides System together with all the intellectual property, including the patents, patents pending, proprietary software and licenses required to manufacture, operate and market these technologies worldwide. The patents are being amortized over a definite ten year life commencing at the date of acquisition in 2002. As of December 31, 2004 and 2003, the gross carrying value of the patents is $404,446 and accumulated amortization is $121,334 and $80,889, respectively.

Total consideration for the transaction was $404,446, representing $179,446 in cash consideration through notes payable and $225,000 in noncash consideration through the issuance of 750,000 shares restricted common stock valued at the fair market value on the date of issuance. The Company has paid cash to the Sellers totaling $150,398 and issued 750,000 shares of restricted common stock. As of December 31, 2004, the Company is in default to the Sellers for the balance of the note payable of $29,048.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 4 — Property and Equipment

Property and equipment consist of the following at December 31, 2004:

         Equipment                                                            $                  3,740

         Less accumulated depreciation                                                         (2,229)

                                                                              $                1,511

Depreciation expense for the years ended December 31, 2004 and 2003 and the cumulative amounts was $753, $727 and $29,911, respectively.

Note 5 — Note Payable

The note payable consists of amounts due to the Sellers of the Company’s Patents (see Note 3). The note is in default, bears interest at 7.5% and is due on demand.

Note 6 – Convertible Debentures

Convertible debentures represent two debentures issued during 2002 (May 3, 2002-$75,000 and May 6, 2002-$250,000), bearing interest at 7.5% per annum, which mature in three years. The convertible debentures become immediately due and payable upon certain events of default unless waived by the lender. Interest on the principal amount was due annually on the anniversary date of the issue date. The conversion feature allowed the holder at any time to convert any unpaid amount of principal or interest at $5.00 per share for a period of three years from the date of issuance. In the event that the trading average price of the shares during 30 consecutive trading days is above 200% of the conversion price, conversion is enforced by the Company. Pursuant to the terms of the convertible debenture, the Company agrees to file a Registration Statement within 60 days of conversion with the U.S. Securities and Exchange Commission. The convertible debentures are secured by substantially all of the Company’s assets consisting of all tangible and intangible property, but not limited to procedures, instruments, devices, equipment, research, designs, registrations, licenses, trademarks, software, patents, patents pending, “know-how” expertise, all additions and replacements to such property and any other documentation related to the Valides® and Medides systems for sterilizing and disinfecting infectious waste. Accrued interest for both debentures at December 31, 2004 was approximately $12,000 and is included in accrued expenses. Convertible debentures outstanding as of December 31, 2004 were $318,578.

The term for each convertible debenture was extended to May 3, 2008 and May 6, 2010, respectively pursuant to the terms of extension agreements dated March 31, 2005. The extension agreements require certain additional conditions related to the Company’s obligations as follows:

1.       The interest payable on the convertible debentures, as of May 4, 2005, accrues at a rate of ten percent (10%) per annum payable on a quarterly basis with the initial quarterly interest payments due on September 30, 2005 and at the end of each quarter thereafter until repayment or conversion.
2.       The right to convert the whole part or any part of the principal amounts and accrued interest into shares of the Company extends until May 3, 2008 and May 6, 2010 respectively.
3.       Upon conversion or repayment of the principal amounts and accrued interest, the holders of the convertible debentures are entitled to a ten percent (10%) bonus on the amount due as of such date.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 7 — Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                 Years Ended
                                                            December 31,                   Cumulative
                                                        2003               2004               Amounts
Income tax benefit at statutory rate             $        (79,000)   $       (106,000)  $      (2,108,000)
Change in valuation allowance                               79,000             106,000           2,108,000
                                                 $               -   $               -  $                -

Deferred tax assets are as follows at December 31, 2004:

NOL Carry-forward                                                                                2,108,000
Valuation allowance                                                                            (2,108,000)
                                                                                        $                -

The Company has incurred Net Operating Losses of approximately $6,200,000. These losses will be carried forward to offset future taxable income and will expire beginning in 2014. However, realization of the future tax benefit of these carry-forwards is contingent on the Company’s ability to generate positive net operations. A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

Note 8 — Related Party Transactions

Related party payables consist of amounts due to Markus Mueller, a director of the Company. The amounts are unsecured, bear interest at 7.5% and are due on demand. The balance outstanding at December 31, 2004 is $106,403. Mr. Mueller advanced the Company $184,680 during 2004, and was paid back $12,600 in cash (principal and interest) and $138,680 in common stock.

The Company has entered into an agreement with Nora Coccaro, the Company’s President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2004 and 2003, the Company recognized consulting expense of approximately $32,000 each year.

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2004 and 2003, the Company recognized consulting expense of approximately $42,000 and $15,000, respectively.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 9 — Supplemental Cash Flow Information

During the year ended December 31, 2004, the Company issued 3,785,555 shares of common stock for accounts payable of $239,180, and accrued interest of $39,265.

During the year ended December 31, 2003, the Company issued 1,537,048 shares of common stock for accounts payable of $379,223, accrued expenses of $62,520 and notes payable of $33,994.

Actual amounts paid for interest and income taxes for the years ended December 31, 2004 and 2003 and the cumulative amounts are as follows:

                                                                                                Cumulative
                                                            2004                2003               Amounts

Interest                                             $          45,209   $          26,158    $        140,620

Income taxes                                         $        -          $        -           $      -

Note 10 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2004.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 11 — Stock Options

The Company has stock option plans; which authorize the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate of 6,620,000 shares of common stock. All options granted under the plans are granted at current market value at date of grant, and may be exercised between one year and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring the retention of competent directors, employees, and consultants, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company. This plan has been subsequently closed, as no options are currently outstanding.

A schedule of the options outstanding is as follows:

                                                                                    Exercise
                                                                 Number of           Price Per
                                                                  Options             Share

         Outstanding at January 1, 2003                                25,000   $            1.40
            Granted                                                    25,000                 .05
            Exercised                                                (37,500)                1.40

         Outstanding at December 31, 2003                              12,500                 .05
            Granted                                                        -                    -
            Exercised                                                      -                    -
            Expired                                                   (12,500)                  -

                Outstanding at December 31, 2004                           -     $              -

Note 12 — Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as described in Note 1.

The fair value of each option granted during 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                     2004             2003

         Expected dividend yield                                     -                  -
         Expected stock price volatility                             -                       107%
         Risk-free interest rate                                     -                         2%

         Expected life of options                                    -                    1 year

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 12 — Stock Based Compensation (continued)

The weighted average fair value of each option granted during 2004 and 2003 was approximately $0.00 and $0.60, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

                                             Options Outstanding                         Options Exercisable
                                                  Weighted
                                                   Average
                                                  Remaining         Weighted                           Weighted
               Range of                          Contractual         Average                            Average
               Exercise           Number            Life            Exercise          Number           Exercise
                Prices          Outstanding        (Years)            Price         Exercisable          Price

           $            .00          -                     .00  $            .00         -         $            .00

Note 13 — Reverse Common Stock Split

Effective August 25, 2003, the Company approved a 1-for-20 reverse common stock split. All common share amounts, common stock option amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

Note 14 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 15 – Discontinued Operations

Effective December 31, 2000, the Company closed its offices in Dallas, Texas, and discontinued its operations relating to the marketing and distributing of its Redloc II waste disposal system because of its inability to generate revenues due to lack of successfully obtaining contracts for its product. The Company wrote off inventory in the amount of $40,395 in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” During the fourth quarter of 2002, the Company wrote off approximately $103,000 in assumed liabilities and included in gain (loss) on discontinued operations for 2002 is a gain of $102,692, and included in cumulative amounts from inception to December 31, 2002, is a net loss of $2,893,157. There was no tax effect on this transaction due to the Company’s loss position.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 16 — Recent Accounting Pronouncements

In December 2004, FASB issued a revision to SFAS 123 “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company does not believe adoption of this revision will have a material impact on the Company’s consolidated financial statements.

In December 2004, FASB issued SFAS 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company’s consolidated financial statements.

In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67". This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company’s consolidated financial statements.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 16 — Recent Accounting Pronouncements (Continued)

In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43". This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company’s consolidated financial statements.

In December 2003, FASB issued a revision to SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106". This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe adoption of this revision will have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as “mezzanine capital.” It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS 149 did not have any effect on the Company’s consolidated financial statements.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 16 — Recent Accounting Pronouncements (Continued)

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

Note 17 – Restatement of Financial Statements

The Company’s financial statements have been restated to reflect the correction of an error relating to the amortization of intangible assets. The consolidated balance sheet has been restated to reflect the accumulated amortization included in net patents. The consolidated statements of operations have been restated to reflect the increase in amortization expense based on a ten year life commencing on the date of acquisition. As a result, deficit accumulated during the development stage has been increased by $121,335 and $80,890 for the effects of the restatement for the years ended 2004 and 2003, respectively.

The effect of this restatement is as follows:

                                                  For the Year Ended                     For the Year Ended
                                                   December 31, 2003                     December 31, 2004
                                             As Previously           As             As Previously       As
                                            Reported                     Restated   Reported            Restated

Income (loss) from operations               $   (165,957)         $   (206,402)     $   (226,103)     $  (266,549)

Net comprehensive income (loss)             $   (192,291)         $   (233,366)     $   (270,062)     $   (311,758)

Net Income (Loss) per share
  - basic and diluted                       $   (.13)             $   (.16)         $   (.09)         $      (.10)

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On December 27, 2004, the Company dismissed Jones Simkins, P.C. (“Jones”) the principal accountant previously engaged to audit the Company’s financial statements and retained Chisholm, Bierwolf & Nilson, LLC (“Bierwolf”) as the principal accountants to replace Jones. The Company’s board of directors approved the change of accountants from Jones to Bierwolf.

The audit report of Jones on the Company’s financial statements for the fiscal year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except such report was modified to include an explanatory paragraph for a going concern uncertainty.

During the audit of the fiscal year ending December 31, 2003 including the subsequent interim periods since engagement through December 27, 2004, the date of dismissal, the Company had no disagreements with Jones in respect to accounting or auditing issues. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Jones to make reference in connection with their opinion to the subject matter of the disagreement. Further, during this time period there were no reportable events as such are defined in Item 304(a)(1)(iv) of Regulation S-B.

Prior to the appointment of Bierwolf, neither the Company nor anyone on its behalf consulted with Bierwolf regarding the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 8A.            CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, she evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2004. Based on this original evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

However, subsequent to the filing of the Company’s annual report our principal executive officer and chief financial officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement. The determination to restate the Company’s financial statements was reached in connection with comments made by the U.S. Securities and Exchange Commission pertaining to the Company’s Form 10-KSB filing for the period ended December 31, 2004 and Form 10-QSB filing for the period ended March 31, 2005. Our principal executive officer and chief financial officer determined that a restatement was warranted due to the Company’s failure to amortize definite life patent assets. Accordingly, the principal executive officer and chief financial officer determined that its disclosure controls and procedures for the periods ended December 31, 2004 and March 31, 2005 were ineffective and not adequately designed.

(b) Changes in Internal Controls

During the period ended December 31, 2004, there were no changes in internal control over financial reporting that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

However, subsequent to the filing of the Company’s annual report our principal executive officer and chief financial officer concluded that changes will be made to internal controls over financial reporting which may materially affect our financial reporting. Our principal executive officer and chief financial officer will make certain proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of principal executive officer and chief financial officer, the appointment of an independent director to the Company’s board of directors and the formation of an audit committee. Our principal executive officer and chief financial officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Name                                Age                       Position(s) and Office(s)

Nora Coccaro                        48                        Chief Executive Officer, Chief Financial Officer and Director

Markus Mueller                      46                        Director

Nora Coccaro was appointed to the Company’s board of directors on November 16, 1999, and currently serves as a director, and as our president and chief financial officer. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro currently also serves as an officer and director of Sona Development Corp. an OTC: BB quoted company without current operations, from January 2000 to present and as an officer and director of ASP Ventures Corp. an OTC: BB quoted company without current operations, from October 2003 to present and as an officer and director of Solar Energy Limited an OTC: BB quoted company involved in the development of alternative energy sources. Ms. Coccaro has served as an officer and director of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, from February 2000 to January 2004, as a director of Americana Gold & Diamond Holdings, Inc. an OTC: BB quoted company without current operations, from 1998 until May 1999 and as an officer and director of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil from 1997 until 1999.

Since September 1998 she has also acts as the Consul of Uruguay to Western Canada.

Markus Mueller was appointed to the Corporation’s board of directors on May 28, 2003, and currently serves as a director.

Mr. Mueller currently acts as a director of Scherrer & Partner Portfolio Management AG Zurich and of First Equity Securities AG Zurich. He has held these positions since August of 2000. Both companies are involved in asset management for private clients and manage investment funds. Prior to Mr. Mueller’s current engagements, he acted as a director of Jefferies (Switzerland) AG Zurich and as the managing director of Jefferies Management AG Zug (Switzerland) from September of 1995 until August of 2000. The Jefferies companies are also involved in asset management for private clients.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB/A. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of certain individuals who during the period ended December 31, 2004 was a director, and officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Nora Coccaro failed to file a Form 3 or Form 5 despite being the chief executive officer, chief financial officer and sole director of the Company.

Shafiq Nazerali failed to file a Form 3 or Form 5 despite being a beneficial owner of more than ten percent of the Company’s common stock.

ITEM 10.                      EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2004, 2003, and 2002. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company’s current and past officers over the past three years.

SUMMARY COMPENSATION TABLE

Annual Compensation	Long Term Compensation
Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Nora Coccaro, President, Chief Financial Officer and Director	2004 2003 2002	32,100 32,100 32,100	- - -	- - -	- - -	- - -	- - -	- - -

Compensation of Directors

The Company’s directors are not currently compensated for their services as directors of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of October 3, 2005 with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of October 3, 2005 there were 7,876,000 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Ownership	Number of Shares	% of Class
Common	Nora Coccaro, chief executive officer, chief financial officer, director 1066 – 2618 West Hastings St. Vancouver, British Columbia Canada	Legal	2,500	< 0.01
Common	Markus Mueller, director Rossenweidstrasse 12 CH-8966 Zurich Switzerland	Legal	2,931,142	37.22
Common	Global Convertible Megatrend Ltd. Bleicherweg 66 CH-8002 Zurich Switzerland	Legal	1,059,167	13.45
Common	Shafiq Nazerali 1066 - 2610 West Hastings St. Vancouver, British Columbia Canada	Legal	1,032,000	13.10
Common	Officer and Directors as a Group	Legal	2,933,642	37.22

ITEM 12.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 5, 2004 the Company authorized the issuance of 2,931,142 shares of restricted common stock to Markus Mueller, a director of the Company, valued at $0.07 per share for cash consideration in settlement of loans to the Company of $138,680 and consulting services rendered to the Company of $66,500, for aggregate consideration of $205,180, pursuant to the terms of a Debt Settlement Agreement, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act.

On September 30, 2003 the Company authorized the issuance of 1,032,000 post-reverse split shares of common stock to Shafiq Nazerali valued at $0.20 in settlement of an amount due of $367,604 incurred pursuant to loans, consulting services and expenses paid for and on behalf of the Company, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act.

On July 1, 2003, the Company entered into a consulting agreement with Markus Mueller, a director and significant shareholder of the Company that has an automatic annual renewal provision unless terminated by either party. The consulting agreement requires the Company to pay Mr. Mueller $3,500 a month for his services.

On March 16, 2000, the Company entered into a consulting agreement with Ms. Coccaro, one of the Company’s directors and sole officer, with an initial one-year term that is renewable without notice. The agreement requires the Company to pay Ms. Coccaro $2,675 a month for her services. The consulting agreement renewed on March 16, 2004.

ITEM 13.                         EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB/A, which is incorporated herein by reference.

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf & Nilson, LLC provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2004. Jones Simkins P.C. provided audit services to the Company in connection with the Company’ annual report for the fiscal year ended 2003. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the 2004 audit of the Company’s annual financial statements was $6,500. The aggregate fees billed by Jones Simkins for the 2003 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $20,890.

Audit Related Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above. Jones Simkins, P.C. billed to the Company no fees in 2003 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company fees of $0 in 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the period. Jones Simkins, P.C. billed to the Company fees of $0 in 2003 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

All Other Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2004 for other professional services rendered or any other services not disclosed above. Jones Simkins, P.C. billed to the Company $0 in 2003 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Chisholm, Bierwolf & Nilson, LLC and Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. The Company’s independent auditors, Chisholm, Bierwolf & Nilson, LLC and Jones Simkins, P.C. performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of October 2005.

Healthbridge, Inc. /s/ Nora Coccaro Nora Coccaro, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	October 3, 2605
/s/ Markus Mueller Markus Mueller	Director	October 3, 2005

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(b)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
10(i)	*	Intellectual Property Assignment and Sale Agreement between the Company and Sellers (incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(ii)	*	Secured Loan Agreement Incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(iii)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated March 28, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(iv)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated April 10, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(v)	*	The 2004 Benefit Plan of Healthbridge, Inc. dated May 24, 2004 (incorporated by reference from the Form S-8 filed with the Commission on May 26, 2004)
10(vi)	Attached	Extension of the Term of Series "A" Convertible Debenture Certificate dated March 31, 2005 with Max Fugman
10(vii)	Attached	Extension of the Term of Series "A" Convertible Debenture Certificate dated March 31, 2005 with Global Convertible Megatrend Ltd.
14	*	Code of Ethics, adopted as of March 1, 2004
23	Attached

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