Form 10QSB/A
period 2005-03-31
HEALTHBRIDGE INC
filed 2005-10-11
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of October 3, 2005 was 7,876,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of March 31, 2005	4
Unaudited Consolidated Statement of Operations for the three month periods ended March 31, 2005 and 2004 and the period since Date of Inception to March 31, 2005	5
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 and the period since Date of Inception to March 31, 2005	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	9
ITEM 3. CONTROLS AND PROCEDURES	14
PART II.
ITEM 1. LEGAL PROCEEDINGS	15
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	15
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5. OTHER INFORMATION	16
ITEM 6. EXHIBITS	16
SIGNATURES	17
INDEX TO EXHIBITS	18

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Healthbridge, Inc., a Texas corporation and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HEALTHBRIDGE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited)

ASSETS
Current assets:	(Restated)
Cash	$76,009
Prepaid expenses	2,785
Total current assets	78,794

Property and equipment, net	1,269
Patents	273,000
Total assets	$353,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,771
Accrued expenses	18,765
Related party payables	101,308
Notes payable	29,048
Total current liabilities	214,892
Convertible debentures	318,578

Total Liabilities	533,471

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.0001 par value, 50,000,000 shares
authorized, 7,376,000 shares issued and outstanding	738
Additional paid-in capital	8,079,056
Accumulated other comprehensive income	9,238
Deficit accumulated during the development stage	(8,269,440)
Total stockholders' deficit	(180,408)
Total liabilities and stockholders' deficit	$353,063

The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.
(A Development Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004 and Cumulative Amounts
(Unaudited)

			Cumulative
	2005	2004	Amounts
	(Restated)	(Restated)	(Restated)
Revenue	$-	-	75,106
Cost of sales	-	-	52,607
	-	-	22,499

General and administrative expenses	53,251	56,591	3,148,216

Loss from operations	(53,251)	(56,591)	(3,125,717)

Other income (expense):
Interest expense	(8,049)	(8,477)	(148,669)
Interest income	105	-	8,698

Loss before provision for income taxes
and discontinued operations	(61,195)	(65,068)	(3,265,688)

Provision for income taxes	-	-	-

Loss before discontinued operations	(61,195)	(65,068)	(3,265,688)

Gain (loss) from discontinued operations, net of tax	-	-	(2,893,157)

Net loss before cumulative effect
of accounting change	(61,195)	(65,068)	(6,158,845)

Cumulative effect of accounting change, net of tax	-	-	(102,500)

Net loss	$(61,195)	$(65,068)	$(6,261,345)

Other Comprehensive Income
Foreign currency translation adjustment	3,925	(806)	9,238
Net Comprehensive Income (Loss)	$(57,270)	$(65,874)	$(6,252,107)

Loss per common share - basic and diluted	$(0.01)	(0.02)

Weighted average common shares -
basic and diluted	6,884,333	2,840,000

            The accompanying notes are an integral part of these financial statements

HEALTHBRIDGE, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004 and Cumulative Amounts
(Unaudited)
			Cumulative
	2005	2004	Amounts
Cash flows from operating activities:	(Restated)	(Restated)	(Restated)
Net loss	$(61,195)	(65,068)	(6,261,345)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock and stock option compensation expense	-	-	1,173,638
Depreciation and amortization	10,243	10,298	161,488
Impairment costs	-	-	2,242,902
Gain on write-off of liabilities	-	-	(102,692)
(Increase) decrease in:
Other advances	-	-	-
Prepaid expenses	(2,785)	-	3,019
Increase (decrease) in:
Deposits	-	(49,770)	-
Accounts payable	11,371	11,225	576,722
Accrued expenses	7,259	8,478	250,289
Related party payables	(5,095)	106,300	206,155

Net cash used in operating activities	(40,202)	21,463	(1,749,824)

Cash flows from investing activities:
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	-	-	(3,740)

Net cash used in investing activities	-	-	(154,138)

Cash flows from financing activities:
Proceeds from notes payable	-	-	692,999
Issuance of common stock	75,000	-	1,150,233
Commissions paid to raise convertible debentures	-	-	(41,673)
Proceeds from convertible debentures	-	-	334,173
Payments on notes payable	-	-	(165,000)

Net cash provided by financing activities	75,000	-	1,970,732

Change in accumulated other comprehensive income	3,925	-	9,238

Net increase (decrease) in cash	38,723	21,463	76,009
Cash, beginning of period	37,286	7,250	-

Cash, end of period	$76,009	28,713	76,009

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

Note 3 — Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 4 — Going Concern

As of March 31, 2005, the Company’s revenue generating activities had not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has entered into an agreement with Nora Coccaro, the Company’s President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2005, the Company recognized consulting expense of approximately $8,025 (2004: $8,025).

The Company has entered into an agreement with a Markus Mueller, a Director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2005, the Company recognized consulting expense of approximately $10,500 (2004: $10,500).

Note 6 — Supplemental Cash Flow Information

During the year ended December 31, 2004, the Company issued 3,785,555 shares of common stock for accounts payable of $239,180, and accrued interest of $39,265.

During the year ended December 31, 2003, the Company issued 1,537,048 shares of common stock for accounts payable of $379,223, accrued expenses of $62,520 and notes payable of $33,994.

Note 7 — Restatement of Financial Statements

The Company’s financial statements have been restated to reflect the correction of an error relating to the amortization of intangible assets. The consolidated balance sheet has been restated to reflect the accumulated amortization included in net patents. The consolidated statements of operations have been restated to reflect the increase in amortization expense based on a ten year life commencing on the date of acquisition. As a result, deficit accumulated during the development stage has been increased by $10,111 for the effects of the restatement.

The effect of this restatement is as follows:

                                                             For the Three Months Ended March 31, 2005
                                                             --------------------------------------------------------
                                                             ---------------------------- ---------------------------
                                                             As Previously                As
                                                             Reported                     Restated
                                                             ---------------------------- ---------------------------
        Loss from operations                                 $                (43,140)    $             (53,251)
        Net Loss                                             $                (51,084)    $             (61,195)
        Net loss per share - basic and diluted               $                  (0.01)    $               (0.01)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Quarters ended March 31, 2005 and 2004

During the period from January 1, 2005 through March 31, 2005, the Company was involved in the development, manufacture, and marketing of the Valides® and Medides Systems medical waste sterilization and disposal technologies to the international market place for medical waste disposal.

Revenue

Revenue for the three month period ended March 31, 2005 were $0 as compared to $0 for the three month period ended March 31, 2004. The Company anticipates revenue in future periods as interest in the Valides® and Medides Systems increases in connection with marketing efforts.

Losses

Net losses for the three months ended March 31, 2005 decreased to $61,195 from $65,068 for the three month period ended March 31, 2004, a decrease of 6%. The decrease in net losses over the comparative three month periods can be attributed to a decrease in general and administrative expenses. The Company expects to continue to reduce net losses over the next twelve months with the realization of revenues.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2005 decreased to $53,251 from $56,591 for the three month period ended March 31, 2004, a decrease of 6%. The decrease in selling, general and administrative expenses over the comparative three month periods can be attributed to a decrease in legal and accounting fees. The Company expects that selling, general and administrative expenses will remain relatively consistent over future periods.

Cost of goods sold for the three months ended March 31, 2005 was $0 as compared to $0 for the three month period ended March 31, 2004. The Company expects to realize cost of goods sold with the advent of sales of the Valides® and the Medides Systems over the next twelve months.

Depreciation and amortization expenses for the three months ended March 31, 2005 and March 31, 2004 were $10,243 and $10,298 respectively.

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

The Company applies the following critical accounting policies related to the valuation of patents and revenue recognition in the preparation of its financial statements.

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

The Company’s impairment analysis includes but is not limited to:

o        the expected use of our patents with consideration focused on projected sales and estimated cash flows from products sold and expected to be sold under the patents.
o        the expected period required to obtain trademark and patent protection on an international basis.
o        the time required to organize manufacturing capacity and establish distribution channels.
o        the anticipated realization of financing commitments from significant shareholders or the general investment community.
o        the effects of obsolescence, demand, competition and other economic factors such as medical waste compliance issues for each potential market.
o        our past experience in the medical waste disposal industry.

The judgment of the Company’s management is required in assessing the realization of any future economic benefits resulting from the carrying value of our patents. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company’s financial position or its results of operations. In the event that the Company does not generate any future economic benefit as a result of the carrying value of the patents, total assets would be overstated by $273,000. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB/A, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, the chief executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2004. Based on this original evaluation, our chief executive officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer, in a manner that allowed for timely decisions regarding required disclosure.

However, subsequent to the filing of the Company’s quarterly report, our chief executive officer concluded that certain financial information previously disclosed by the Company was inaccurate and warranted a restatement. The determination to restate the Company’s financial statements was reached in connection with comments made by the U.S. Securities and Exchange Commission pertaining to the Company’s Form 10-KSB filing for the period ended December 31, 2004 and Form 10-QSB filing for the period ended March 31, 2005. Our chief executive officer determined that a restatement was warranted due to the Company’s failure to amortize definite life patent assets. Accordingly, the chief executive officer determined that the Company’s disclosure controls and procedures for the periods ended December 31, 2004 and March 31, 2005 were ineffective and not adequately designed.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended March 31, 2005, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect our internal control over financial reporting.

However, subsequent to the filing of the Company’s quarterly report, our chief executive officer concluded that changes will be made to internal controls over financial reporting which may materially affect our financial reporting. Our chief executive officer will make certain proposals to the Company’s board of directors to implement changes to safeguard against future errors in financial disclosure. The proposals include a segregation of the duties of the chief executive officer and chief financial officer, the appointment of an independent director to the Company’s board of directors and the formation of an audit committee. Our chief executive officer believes that the segregation of a chief executive officer’s duties from that of a chief financial officer and the formation of an audit committee would cause the Company to better evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures on a constant basis with the intention of discovering any potential misstatements prior to erroneous disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 3rd day of October 2005.

HEALTHBRIDGE, INC.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive, Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(b)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
10(i)	*	Intellectual Property Assignment and Sale Agreement between the Company and Sellers (incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(ii)	*	Secured Loan Agreement Incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(iii)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated March 28, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(iv)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated April 10, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(v)	*	The 2004 Benefit Plan of Healthbridge, Inc. dated May 24, 2004 (incorporated by reference from the Form S-8 filed with the Commission on May 26, 2004)
10(vi)	*	Extension of the Term of Series "A" Convertible Debenture Certificate with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005)
10(vii)	*

Extension of the Term of Series "A" Convertible Debenture Certificate with Global Convertible Megatrend Ltd. (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005)

14	*	Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the Commission on November 17, 2004)
23	*

Chisholm, Bierwolf & Nilson, LLC.’s consent to incorporation by reference on Form S-8 filed with the Commission on May 26, 2004 of their report dated September 13, 2005 with respect to the Company's audited financial statements for the year ended December 31, 2004 (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005)

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