Form 10QSB
period 2005-09-30
HEALTHBRIDGE INC
filed 2005-11-15
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2005 was 10,210,841.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of September 30, 2005	4
Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2005 and 2004 and the period from inception to September 30, 2005	5
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 and the period from inception to September 30, 2005	6
Notes to Unaudited Consolidated Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	10
ITEM 3. CONTROLS AND PROCEDURES	14
PART II.
ITEM 1. LEGAL PROCEEDINGS	15
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	15
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
ITEM 5. OTHER INFORMATION	17
ITEM 6. EXHIBITS	17
SIGNATURES	18
INDEX TO EXHIBITS	19

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

HEALTHBRIDGE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$67,598

Total current assets	67,598

Property and equipment, net	1,104

Total assets	$68,702

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$163,203
Accrued expenses	32,039
Related party payables	94,945
Notes payable	29,048

Total current liabilities	319,235

Convertible debentures	318,578

Total Liabilities	637,814

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.0001 par value, 50,000,000 shares
authorized, 7,876,000 shares issued and outstanding	787
Additional paid-in capital	8,129,006
Accumulated other comprehensive income	14,770
Deficit accumulated during the development stage	(8,713,675)

Total stockholders' deficit	(569,112)

Total liabilities and stockholders' deficit	$68,702

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC.
(A Development Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
Three and Nine Months ended September 30, 2005 and 2004 and Cumulative Amounts
(Unaudited)

Three Months	Nine Months
ended September 30, 2005	ended September 30, 2005	Cumulative
	2005	2004	2005	2004	Amounts

Revenue	-		-	73,304	75,106
Cost of sales	-		-	71,475	52,607

	-	-	-	1,829	22,499

General and administrative expenses	110,694	78,195	221,255	197,628	3,316,220
Impairment of capitalized patent cost			262,890		262,890

Loss from operations	(110,694)	(78,195)	(484,145)	(195,799)	3,556,611)

Other income (expense):
Interest expense	(6,199)	(11,520)	(22,155)	(35,732)	(162,775)
Interest income	352		869	-	9,462
Other income	3,231				3,231

Loss before provision for income taxcs
and discontinued operations	(113,310)	(89,715)	(505,431)	(231,531)	3,709,924)

Provision for income taxes		-	-	-	-

Loss before discontinued operations	(113,310)	(89,715)	(505,431)	(231,531)	(3,709,924)

Gain (loss) from discontinued operations, net of tax		-	-	-	(2,893,157)

Net loss before cumulative effect
of accounting change	(113,310)	(89,715)	(505,431)	(231,531)	(6,603,081)

Cumulative effect of accounting change, net of tax			-	-	(102,500)

Net loss	(113,310)	$(89,715)	$(505,431)	$(231,531)	$(6,705,581)

Other Comprehensive Income
Foreign currency translation adjustment	267		9,457		14,770
Net Comprehensive Income (Loss)	$(113,043)	(89,715)	$(495,974)	$(231,531)	$(6,690,811)

Loss per common share - basic and diluted	(0.01)	(0.03)	$(0.07)	(0.08)

Weighted average common shares -
basic and diluted	7,876,000	2,849,000	7,617,758	2,843,000

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004 and Cumulative Amounts
(Unaudited)
			Cumulative
	2005	2004	Amounts
Cash flows from operating activities:
Net loss	$(505,431)	(231,531)	(6,705,581)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock and stock option compensation expense	-	-	1,173,638
Depreciation and amortization	20,629	9,687	171,876
Impairment costs	262,890	-	2,505,792
Gain on write-off of liabilities	-	-	(102,692)
(Increase) decrease in:
Other advances	-	-	-
Prepaid expenses	-	(1,604)	5,804
Increase (decrease) in:
Deposits	-	-	-
Accounts payable	108,692	81,795	674,042
Accrued expenses	20,533	26,530	263,563
Related party payables	(11,458)	153,747	199,792

Net cash used in operating activities	(104,145)	38,624	(1,813,766)

Cash flows from investing activities:
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	-	-	(3,740)

Net cash used in investing activities	-	-	(154,138)

Cash flows from financing activities:
Proceeds from notes payable	-	-	692,999
Issuance of common stock	125,000	-	1,200,233
Commissions paid to raise convertible debentures	-	-	(41,673)
Proceeds from convertible debentures	-	-	334,173
Payments on notes payable	-	-	(165,000)

Net cash provided by financing activities	125,000	-	2,020,732

Change in accumulated other comprehensive income	9,457	377	14,770

Net increase (decrease) in cash	30,312	39,001	67,598

Cash, beginning of period	37,286	7,250	-

Cash, end of period	$67,598	46,251	67,598

The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Note 1 — Organization

The interim consolidated financial statements consist of Healthbridge, Inc. (Healthbridge) and its wholly owned subsidiary, Healthbridge AG (Healthbridge AG) (collectively “the Company”). Healthbridge was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary during 2002.

On January 25, 2002, the Company acquired certain patents related to the infectious medical waste sterilization and disposal technologies developed in Germany. Since this time the Company’s operations have consisted primarily of (1) developing a marketing philosophy and marketing strategy, (2) pursuing and assembling a management team, and (3) obtaining sufficient working capital through loans from shareholders and debt and equity financing. Further, the Company is considered a development stage company as defined in SFAS No. 7.

Note 2 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ending December 31, 2005.

Note 3 — Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 4 — Going Concern

As of September 30, 2005, the Company’s revenue generating activities had not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company or that marketing and product development efforts will be successful.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Note 5 — Accounts Payable and Related Party Transactions

Accounts payable include $3,000 due to Nora Coccaro, $12,469 to Edward Kneifel and $101,500 to Markus Mueller, all of them for consulting services provided.

Related party payables consist of amounts due to Marcus Mueller, a director of the Company. The amounts are unsecured, bear interest at 7.5% and are due on demand. The balance outstanding at September 30, 2005 is made up of loans and accrued interest totaling $6,000 provided to the Company and loans and accrued interest totaling €73,826 (US$88,945) provided to Healthbridge AG. Mr. Mueller advanced the Company $184,680 during 2004, and was repaid $12,600 in cash (principal and interest) and $138,680 in common stock.

The Company has entered into an agreement with Nora Coccaro, the Company’s president, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2005, the Company recognized a consulting expense of $24,206 (2004: $24,075).

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2005, the Company recognized a consulting expense of $31,500.

The Company also recognized consulting fees to Mr. Mueller for $28,000 corresponding to the year 2003 and $38,500 during 2004.

Note 6 — Supplemental Cash Flow Information

During the first three quarters of 2005, the Company issued 1,250,000 shares of common stock for cash for a total of $125,000.

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

September 30, 2005

(Unaudited)

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

Note 8 – Subsequent Events

On October 3, 2005 the Company reached an agreement with outstanding debenture holders to pay outstanding interest due in shares of the Company’s common stock. Accordingly, the Company issued 136,298 shares of common stock to Global Convertible Megatrend Ltd. for $13,628 owed, and 56,250 shares of common stock to Max Fugman for $5,625 owed as of September 30, 2005.

On October 25, 2005 the Company reached an agreement with Markus Mueller to satisfy certain outstanding debt with shares of the Company’s common stock. Under the agreement the Company issued 2,092,293 shares of common stock in satisfaction of $101,500 in debt due to Mr. Mueller for consulting fees, $6,000 of a cash loan, and $527 in interest due from the Company and €73,826 (US$88,945) due as the result of a loan to Healthbridge AG in addition to €10,174 (US$12,257) in interest.

On October 25, 2005 the Company issued 50,000 of common stock shares in the name of Nora Coccaro for additional consulting fees valued at $5,000.

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

General

In early 2002 the Company acquired exclusive ownership of the Valides® Modular Infectious Waste Disposal System and the Medides System. The acquisition included all the intellectual property associated with the technologies including patents, patents pending, proprietary software and licenses required to manufacture, operate and market these technologies worldwide.

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

For the fiscal period ended September 30, 2005 the Company realized a net loss from operations. The net loss was due to a lack of revenues in the quarter and general and administrative expenses. Further, equity funding realized during the period was insufficient to expand the Company’s limited operations.

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

Results of Operations

During the period from January 1, 2005 through September 30, 2005, the Company was involved in the development, manufacture, and marketing of the Valides® and Medides Systems medical waste sterilization and disposal technologies to the international market place for medical waste disposal.

Revenue

Revenue for the three month period ended September 30, 2005 was $0 from $0 for the three month period ended September 30, 2004. Revenue for the nine month period ended September 30, 2005 decreased to $0 from $73,304 for the nine month period ended September 30, 2004. Revenue in the nine month period ended September 30, 2004 can be attributed to the sale of a single Valides® unit. Since that sale the Company has been without revenues. The Company’s financial condition has caused it to curtail marketing efforts and it can provide no assurance of any future revenue from the sale of its products.

Losses

Net losses for the three month period ended September 30, 2005 increased to $113,310 from $89,715 for the three month period ended September 30, 2004, an increase of 26%. Net losses for the nine month period ended September 30, 2005 increased to $505,431 from $231,531 for the for the nine month period ended September 30, 2004, an increase of 118%. The increase in net losses over the comparative three month periods can be attributed to an increase in general and administrative expenses. The increase in net losses over the comparative nine month periods can be attributed to an increase in general and administrative expenses and the impairment of capitalized patent costs. The Company expects to reduce net losses over the next twelve months.

Expenses

General and administrative expenses for the three month period ended September 30, 2005 increased to $104,232 from $78,195 for the three month period ended September 30, 2004, an increase of 33%. General and administrative expenses for the nine month period ended September 30, 2005 increased to $221,255 from $197,628 for the nine month period ended September 30, 2004, an increase of 12%. The increase in general and administrative expenses over the comparative three and nine month periods can be attributed to an increase in legal, consulting and accounting costs. The Company expects that general and administrative expenses will remain relatively consistent over future periods.

Cost of goods sold for the three month period ended September 30, 2005 and 2004 was $0. Cost of goods sold for the nine month period ended September 30, 2005 decreased to $0 from $71,475 for the nine month period ended September 30, 2004. Cost of goods sold in the prior nine month period can be attributed to the manufacture of a single Valides® unit. The Company expects that its cost of goods sold will increase or decrease in correlation to the production of additional units of the Valides® system.

Depreciation expenses for the nine months ended September 30, 2005 and September 30, 2004 were $20,629 and $9,687 respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements as it may not meet the accounting criteria to do so.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $104,145 for the nine months ended September 30, 2005, as compared to cash flow provided by operations of $38,624 for the nine months ended September 30, 2004. Cash flow used in operations for the current nine month period is primarily attributable to an increase in net loss and the decrease in related party payables. The Company expects that cash flows continue to be used in operations until such time as revenues are realized and losses decrease.

Cash flows used in investing activities were $0 for the nine months ended September 30, 2005 as compared to cash flows used in investing activities of $0 for the nine months ended September 30, 2004. The Company expects that cash flows used in investing activities may increase in future periods.

Cash flow produced from financing activities was $125,000 for the nine months ended September 30, 2005, as compared to $0 cash flow produced from financing activities for the nine months ended September 30, 2004. The cash flows produced from financing activities for the nine month period were the result of subscription based stock issuances. The Company expects that cash flows produced from financing activities may increase in future periods as required to effect its business operations.

The Company adopted The 2004 Benefit Plan of Healthbridge, Inc. on May 24, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock, to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 100,000 shares pursuant to the benefit plan as of the period ended September 30, 2005 and has to date granted no options. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

The Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel. The establishment of a manufacturing facility will be postponed until such time as capital becomes available. Until such time, the Company will rely on a third party manufacturer for the production of additional units of the Valides® System as orders may require.

The Company has no current plans to make any significant changes in the number of employees. Any decision to hire manufacturing or sales personnel will be postponed until such time as capital becomes available.

The Company had a working capital deficit of $251,637 as of September 30, 2005 and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since the Company has realized limited revenues it will still require new debt or equity transactions to satisfy cash needs over the next twelve months.

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

Revenue Recognition

The Company has generated revenue through the sale of Valides® Modular Infectious Waste Disposal System and the Medides Systems. Revenue is recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Any revenue derived from the sale would be initially recorded as deferred revenue on the balance sheet. The amount of deferred income would be recognized as income over the term of the contract.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Company’s management, including the chief executive officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended September 30, 2005, there was no change in internal control over financial reporting that materially affected, or was reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On October 25, 2005 the board of directors of the Company authorized the issuance of 50,000 shares of common stock to the Company’s officer and director, Nora Coccaro, for consulting fees totaling $0.10 a share or $5,000. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for services to the Company; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

On October 25, 2005 the board of directors of the Company authorized the issuance of 2,092,293 shares of common stock to Markus Mueller, pursuant to an agreement for the cancellation of debt from consulting fees, loans made to the Company and interest totaling $0.10 a share or $209,229. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of consulting fees, loans made to the Company and interest; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

On October 3, 2005 the board of directors of the Company authorized the issuance of 136,298 shares of common stock to Global Convertible Megatrend Ltd., in satisfaction of interest due on a certain debenture valued at $0.10 a share or $13,628. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of interest due; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

On October 3, 2005 the board of directors of the Company authorized the issuance of 56,250 shares of common stock to Max Fugman in satisfaction of interest due on a certain debenture valued at $0.10 a share or $5,625. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in settlement of interest due; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November 2005.

HEALTHBRIDGE, INC.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive, Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(b)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
10(i)	*	Intellectual Property Assignment and Sale Agreement between the Company and Sellers (incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(ii)	*	Secured Loan Agreement Incorporated by reference from the Form 8-K filed with the Commission on February 12, 2002
10(iii)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated March 28, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(iv)	*	Amendment to Intellectual Property Assignment and Sale Agreement dated April 10, 2002 (incorporated by reference from the Form 10-KSB filed with the Commission on April 15, 2002
10(v)	*	The 2004 Benefit Plan of Healthbridge, Inc. dated May 24, 2004 (incorporated by reference from the Form S-8 filed with the Commission on May 26, 2004)
10(vi)	*	Extension of the Term of Series "A"" Convertible Debenture Certificate with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005)
10(vii)	*

Extension of the Term of Series "A" Convertible Debenture Certificate with Global Convertible Megatrend Ltd. (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005)

14	*	Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the Commission on November 17, 2004
23	*

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