Form 10KSB
period 2005-12-31
HEALTHBRIDGE INC
filed 2006-03-31
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

Commission file number: 000-28731

HEALTHBRIDGE, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	06-1538201 (IRS Employer Identification Number)

1066 West Hastings Street, Suite 2610, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's total revenues for the year ended December 31, 2005 were $0.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $570,238 based on the average closing bid and ask price for the common stock on March 27, 2006.

As of March 30, 2006, there were 16,480,841 shares outstanding of the registrant's common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As used herein the terms “Company,” “we,” “our”, and “us” refer to Healthbridge, Inc., a Texas corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Texas on February 17, 1993, as “GFB Alliance Services, Inc.” We have since undergone several name changes and on May 13, 1999, pursuant to an amendment to our articles of incorporation, adopted the name Healthbridge, Inc.

BUSINESS

During early 2002 the Company acquired exclusive ownership of the Valides® Modular Infectious Waste Disposal System and the Medides System. The acquisition included all the intellectual property associated with the technologies including patents, patents pending, proprietary software, and licenses required to manufacture, operate and market these technologies worldwide. Prior to year end 2005 we decided to discontinue all operations connected to the Valides® Modular Infectious Waste Disposal System and the Medides System due to our inability to successfully commercialize this technology.

The Company is considering other business opportunities and is determined to enter into the exploration, development and production of oil and gas resources either through merger or acquisition.

Providence

On November 18, 2005, we executed a letter of intent to acquire Providence Exploration, LLC, (“Providence”), and it’s wholly owned subsidiaries in a stock for ownership exchange. Providence is headquartered in Dallas, Texas, and is involved in oil and gas exploration.

Pursuant to the letter of intent, we are committed to loan Providence up to $5,000,000 on a Secured Revolving Replacement Promissory Note (“Note”) to acquire oil, gas and mineral leasehold interests for exploration and development. We have advanced approximately $4,100,000 to Providence pursuant to the Note as of March 30, 2006. The advances to Providence against the Note have been used (a) to acquire leasehold interests in Comanche, Hamilton and Val Verde Counties, (b) to fund initial exploratory work carried out by Providence’s joint venture operating partner, Harding Company, on the Comanche and Hamilton county leases, and (c) for general working capital.

The letter of intent anticipates the exchange of 16,500,000 shares of our common stock for 100% of the outstanding membership units of Providence. We expect to execute a definitive agreement in April and to close this prospective transaction, subject to the approval of our shareholders, on May 26, 2006.

Barnett and Marble Falls Shale

Providence intends to explore, develop and produce oil and gas from the Marble Falls and Barnett Shale formations in prospect specific areas of the Fort Worth basin. The Barnett Shale is the largest producing natural gas opportunity in Texas. According to the American Association of Petroleum Geologists, over 1 trillion cubic feet (TCF) of gas has already been produced from the Fort Worth basin area of the Barnett Shale formation, and current well completions average over 1.5 million cubic feet (MMCF) of gas per day. Using a geology-based assessment methodology, the U.S. Geological Survey estimates that there are 26.7 trillion cubic feet (TCF) of natural gas yet to be produced from this formation. The formation underlies approximately sixteen counties including Comanche and Hamilton Counties, where Providence has purchased approximately 6,330 acres of oil and gas leases. Providence will retain a 90% working interest and its joint venture operating partner, Dallas-based Harding Company, will retain a 10% working interest.

Val Verde Basin

On February 22, 2006, Providence entered into an Agreement for Purchase and Sale (“Val Verde Agreement”) with Global Solutions, LLC., to purchase approximately 12,832 acres of oil and gas leases located in Val Verde County, Texas, in exchange for $3,849,600, of which $500,000 was paid on execution of the Val Verde Agreement, $1,424,800 is to be paid on closing, and the remainder can be paid at closing with (i) 3,500,000 shares of our common stock, (ii) $1,924,800 in cash, or (iii) a promissory note in the amount of $1,924,500 convertible into 3,500,000 shares of our common stock within 30 days of the Company’s acquisition of Providence. The Val Verde leases include multiple deep drilling targets for natural gas exploration, development and production within the Ellenberger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs. Providence anticipates that Harding will participate as a joint venture operating partner and as a minority interest holder. The Val Verde Agreement is due to close on March 31, 2006.

PDX Drilling, LLC.

PDX Drilling, LLC, (“PDX”) is a subsidiary of Providence that owns and operates one drilling rig and two well service rigs based in Young County, Texas. The equipment is used to service the oil and gas exploration industry in an area where there is a shortage of oil service companies. Providence intends to use PDX’s equipment to explore and develop leases acquired. PDX will also continue to offer its services to competing well operators.

Selection of a Business

Should the Company’s shareholders reject our intended acquisition of Providence, our plan of operation will be to seek alternative business combinations or acquisitions to create value for our shareholders. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to natural resources. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business After Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Government Regulation

The Company cannot anticipate the government regulations, if any, to which we may be subject until we have acquired an interest in a business. The use of assets to conduct a business that we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. The Company can provide no assurance that we will be successful in obtaining a suitable business opportunity.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company owns all of the intellectual property associated with the Valides® Modular Infectious Waste Disposal System and the Medides System including patents, patents pending, trademarks, licenses, proprietary software and the licenses required to manufacture, operate and market these technologies.

Research and Development

We spent no amounts on research and development activities during each of the last two fiscal years.

Employees

The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as she deems necessary. Our management uses consultants, attorneys, and accountants to conduct our business until such time as our plan of operation requires the hiring of more employees.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $9,153,101 at December 31, 2005. During fiscal 2005, we recorded a net loss of $935,800. We will continue to incur operating losses until such time as we complete a transaction with a suitable business opportunity that produces sufficient revenue to fund operations. Management anticipates that the intended acquisition of Providence will provide such an opportunity upon producing oil and gas revenue. Our expectation of future profitability is dependent upon our ability to develop a revenue producing business opportunity, which development can in no way be assured. Therefore, we may never achieve profitability.

There can be no assurance that the Company will acquire Providence as a wholly owned subsidiary.

On November 18, 2005, we executed a letter of intent to acquire Providence. We will need to submit the prospective transaction to a vote of our shareholders before we proceed to close the prospective acquisition. We can offer no assurance that our shareholders will approve the acquisition or whether, upon approval, that we will close the agreement in a timely fashion thereafter, if ever.

Oil and natural gas drilling and producing operations involve various risks.

Should the Company acquire Providence, there can be no assurance that Providence’s business will be successful and that we will realize a profit. Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. There can be no assurance that any new wells drilled by Providence will be productive or that Providence will recover all or any portion of its investment in such wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. The seismic data and other technologies Providence uses do not allow it to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, Providence’s drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

o unexpected drilling conditions;

 o title problems;

o pressure or irregularities in formations;

 o equipment failures or accidents;

o adverse weather conditions;

o compliance with environmental and other governmental requirements; and

o cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Providence’s operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including encountering well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, release of contaminants into the environment and other environmental hazards and risks. The nature of these risks is such that some liabilities including environmental fines and penalties could exceed Providence’s ability to pay for the damages. Providence could incur significant costs that could have a material adverse effect upon it and our financial condition due to these risks.

We are dependent upon a key people who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts of Nora Coccaro, our sole officer, and Ms. Coccaro and Marcus Muller as our directors. We do not maintain key-person insurance on Ms. Coccaro or on Mr. Muller. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial and technical personnel. Competition for these individuals is intense. The loss of the services of Ms. Coccaro or Mr. Muller, the inability to identify, attract or retain qualified personnel in the future, or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as the acquisition of a suitable business opportunity.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains limited office space for which it pays not rent. The address of the Company’s office is 1066 West Hastings Street Suite 2610, Vancouver, British Columbia, Canada V6E 3X2.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol “HHBR”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2005 and 2004 are as follows:

                      --------------- --------------------------- ----------------- ----------------
                                      QUARTER ENDING              HIGH              LOW
                      YEAR
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                           2005              December 31               $0.85             $0.13
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             September 30              $0.25             $0.15
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30                 $0.20             $0.20
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               March 31                $0.26             $0.20
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                           2004              December 31               $0.20             $0.09
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                             September 30              $0.12             $0.09
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               June 30                 $0.32             $0.12
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                               March 31                $0.75             $0.30
                      --------------- --------------------------- ----------------- ----------------

Common Stock

As of March 30, 2006, there were approximately 77 shareholders of record holding a total of 16,480,841 shares of common stock. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors. No shares were issued and outstanding at December 31, 2005.

ITEM 6. MANAGEMENT'S PLAN OF OPERATIONS

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

Short Term Plan

The Company’s short term plan of operations is, subject to shareholder approval, to complete the acquisition of Providence. Management anticipates executing a definitive agreement with Providence in early April followed by a shareholders meeting and prospective closing on May 26, 2006. The Company is also in the process of raising additional capital to fund the exploration, development and eventual production from those properties Providence already has either under lease or contract.

Long Term Plan

On completion of the acquisition, Providence, working with Harding Company intends:

 o to seismically explore both the Marble Falls and Barnett Shale formations and the Val Verde basin;

o to interpret the seismic data; o to develop the Marble Falls and Barnett Shale formation leases for oil and gas production;

o	to develop the Val Verde basin leases which include multiple deep drilling targets for natural gas production within the Ellenberger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs utilizing PDX’s drilling equipment;

o to continue offering PDX's services to competing well operators; and

o	to raise $10,000,000 by way of common stock and debenture offerings over the next twelve months for financing exploration and development activities.

Results of Operations

During the twelve month period ended December 31, 2005, we were involved in the development, manufacture, and marketing of the Valides® and Medides Systems medical waste sterilization and disposal technologies. Management decided to abandon efforts to commercialize this technology in the fourth quarter of the current period. On November 18, 2005, we executed a letter of intent to acquire Providence and commenced fund raising efforts with the private placement of debt and equity.

We do expect to recognize revenues within the next twelve months of operation, subject to the closing of the acquisition of Providence and the successful realization of oil and gas production from exploration and development activities. However, we can provide no assurance, that oil and gas exploration and development activities will ever produce revenue.

Net Loss

For the period from February 17, 1993 to December 31, 2005, the Company recorded an accumulated operating loss of $9,153,101. The Company’s operating loss is attributable to general and administrative expenses of $468,677, interest expenses on financings of $200,517 and $299,248 in losses incurred as the result of discontinued operations related to the Valides® and Medides Systems medical waste sterilization and disposal technologies. The general and administrative expenses include consulting fees, professional fees, accounting costs, and costs associated with the preparation of Exchange Act of 1934 disclosure documentation. We did not generate any revenues during this period.

We may continue to operate at a loss through fiscal 2006 due to the nature of the Company’s prospective oil and gas exploration and development operations and cannot determine whether we will ever generate revenues from operations

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to December 31, 2005.

Capital Resources and Liquidity

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

The Company had current assets of $5,127,339 and total assets of $5,128,358 as of December 31, 2005. These assets consist of cash on hand of $2,035,438, promissory notes receivable from Providence totaling $3,091,901, and property and equipment totaling $1,019. Net stockholders equity in the Company was $1,288,288 at December 31, 2005.

During the fourth quarter of 2005, the Company completed a private placement of 6,270,000 shares of our common stock at $0.30 per share for proceeds of $1,881,000, and seven senior convertible debentures for the principal sum of $3,320,000. The seven senior convertible debentures are due in full with accrued and unpaid interest on November 30, 2010. The interest at a rate of 7% per annum is payable on a semi-annual basis with the initial payment due on June 1, 2006. The holders of the debentures have the right to convert all or part of the principal and accrued interest into Company shares at $0.35 per share at any time prior to maturity. As of December 31, 2005, the accrued interest on the senior convertible debentures was $21,012. The Company paid a sales commission totaling 5% of the gross amount raised in the private placement comprised of 3% in cash and 2% in warrants entitling the holders to purchase 346,733 shares of the Company common stock at $0.30 per share.

During the second quarter of 2005, the Company adjusted the conversion price for two convertible debentures issued in May of 2002, as amended on March 31, 2005, in the aggregate amount of $325,000 bearing 10% per annum from $0.25 per share of our common stock to $0.10 per share.

Pursuant to the letter of intent with Providence, on December 1, 2005, the Company had Providence execute a Secured Revolving Replacement Promissory Note (“Note”) tied to an Amended and Restated Security Agreement and a Guaranty Agreement that committed us to loan up to $5,000,000 to Providence to fund the initial purchase of its lease interests, initial exploration and development along with working capital. The Note is secured by the assets of Providence including all of Providence’s right, title and interest in leases of oil, gas and mineral interests located in Comanche and Hamilton Counties, Texas. The Note bears interest at 7% per annum and is to be paid in full by December 1, 2006. As of December 31, 2005, the Note had accrued interest of $16,901. The Company had advanced $3,075,000 to Providence pursuant to the terms of the Note as of December 31, 2005. The Company has loaned approximately $4,100,000 to Providence as of March 30, 2006.

The Company adopted The 2004 Benefit Plan of Healthbridge, Inc. on May 24, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries. The Company issued 100,000 shares pursuant to the benefit plan during the period ended December 31, 2004, and has issued no shares or other securities under the benefit plan during the period ended December 31, 2005. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

The Company had a working capital surplus of $4,932,269 as of December 31, 2005, and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States.

The Company’s believes its current assets are sufficient to conduct its minimum plan of operation over the next twelve (12) months. No assurances can be given that additional funding, as needed to explore and develop the Providence lease interests will be available to the Company on acceptable terms or available at all. Our inability to obtain funding, as necessary, would have a material adverse affect on our plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan; - the sufficiency of existing capital resources; - our ability to raise additional capital to fund cash requirements for future operations; - uncertainties related to the Company's future business prospects with Providence; - the ability of the Company to generate revenues to fund future operations; - the volatility of the stock market and; - general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

Note 1 to the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Valuation of Patents

During 2005, we reduced the valuation of our patents related to the Valides® and Medides Systems medical waste sterilization and disposal technologies to zero. We have no further obligations with regard to the patents.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe this pronouncement will have a material impact in our financial results.

In December 2004, FASB issued a revision to SFAS 123 (R) “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company does not believe adoption of this revision will have a material impact on the Company’s consolidated financial statements.

In December 2004, FASB issued SFAS 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company’s consolidated financial statements.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $9,153,101 as of December 31, 2005. The continuation of the Company’s operations is dependent upon the continuing financial support of creditors and stockholders, obtaining short and long term financing, and achieving profitability. These conditions and dependencies raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern, include:(i) acquiring the oil and gas exploration, development and prospective production operations of Providence; (ii) raising additional funds to capitalize the operations of Providence in the form of debt or equity; and (iii) converting outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, the Company would then have sufficient funds to execute its intended business plan or generate positive operating results.

ITEM 7. FINANCIAL STATEMENTS

The Company’s restated financial statements for the fiscal year ended December 31, 2005, are attached hereto as pages F-1 through F-22.

HEALTHBRIDGE,

INC.

(A Development Stage Company)

                                                                                                   Page

         Report of Chisholm, Bierwolf and Nilson, LLC                                               F-2

         Consolidated Balance Sheet                                                                 F-3

         Consolidated Statements of Operations                                                      F-4

         Consolidated Statements of Stockholders' Equity (Deficit)                                  F-5

         Consolidated Statements of Cash Flows                                                      F-9

         Notes to Consolidated Financial Statements                                                F-10

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

HealthBridge, Inc.

Vancouver,
BC Canada

We have audited the accompanying consolidated balance sheets of HealthBridge, Inc. as of December 31, 2005 and 2004 and the related consolidated statement of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthBridge, Inc. as of December 31, 2005 and 2004. and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC

Bountiful,
Utah

February 8, 2006

                                               HEALTHBRIDGE, INC.
                                         (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEET
                                               December 31, 2005
ASSETS

Current assets:
   Cash                                                                                  $        2,035,438
   Promissory note receivable (including interest)                                                3,091,901
                                                                                             --------------------

      Total current assets                                                                        5,127,339

Property and equipment, net                                                                           1,019

Patents, net of amortization                                                                              -
                                                                                             --------------------

      Total assets                                                                       $        5,128,358
                                                                                             ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                      $          119,867
   Accrued expenses                                                                                  61,703
   Related party payables                                                                            13,500

   Notes payable                                                                                          -
                                                                                             --------------------

      Total current liabilities                                                                     195,070
                                                                                             --------------------

Convertible debentures                                                                            3,645,000
                                                                                             --------------------

      Total Liabilities                                                                           3,840,070
                                                                                             --------------------

Stockholders' deficit:
   Preferred stock, $.0001 par value, 25,000,000 shares

      authorized, no shares issued and outstanding                                                        -
   Common stock, $.0001 par value, 50,000,000 shares
      authorized,16,480,906 shares issued and outstanding                                             1,648
   Additional paid-in capital                                                                    10,425,371
   Accumulated other comprehensive income                                                            14,370
   Deficit accumulated during the development stage                                             (9,153,101)
                                                                                             --------------------

      Total stockholders' equity                                                                  1,288,288
                                                                                             --------------------

      Total liabilities and stockholders' deficit                                        $        5,128,358
                                                                                             ====================
                                  See accompanying notes to financial statements

                                                   HEALTHBRIDGE, INC.
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended December 31, 2005 and 2004 and Cumulative Amounts
                                                                        ended September 30, 2005            Cumulative
                                                                        2005                2004              Amounts
                                                                    --------------     ---------------     --------------

General and administrative expenses                                       468,677             167,714          3,326,269

      Loss from operations                                              (468,677)           (167,714)        (3,326,269)

Other income (expense):
   Interest expense                                                     (200,517)            (45,209)          (341,137)
   Interest income                                                         23,585                   -             32,178
                                                                    --------------     ---------------     --------------

      Loss before provision for income taxes
        and discontinued operations                                     (645,609)           (212,923)        (3,635,228)

Provision for income taxes                                                      -                   -                  -
                                                                    --------------     ---------------     --------------

 Loss before discontinued operations                                    (645,609)           (212,923)        (3,635,228)

Gain (loss) from discontinued operations, net of tax                    (299,248)            (98,835)        (3,407,279)
                                                                    --------------     ---------------     --------------

      Net loss before cumulative effect
  of accounting change                                                  (944,857)           (311,758)        (7,042,507)

Cumulative effect of accounting change, net of tax                              -                   -          (102,500)
                                                                    --------------     ---------------     --------------

      Net loss                                                          (944,857)   $       (311,758)  $     (7,145,007)
                                                                    ==============     ===============     ==============

Other Comprehensive Income
 Foreign currency translation adjustment                                    9,057               5,313             14,370
                                                                    --------------     ---------------     --------------
Net Comprehensive Income (Loss)                                 $       (935,800)   $       (306,445)  $     (7,130,637)
                                                                    ==============     ===============     ==============

Loss per share from Continuing Operations -
 basic/diluted                                                           $ (0.08)            $ (0.07)
                                                                    ==============     ===============

Net Loss per common share - basic and diluted                            $ (0.12)            $ (0.10)
                                                                    ==============     ===============

Weighted average common shares -
 basic and diluted                                                      8,032,000           3,238,086
                                                                    ==============     ===============

                                  See accompanying notes to financial statements

                                                                             HEALTHBRIDGE, INC.

                                                                       (A Developmental Stage Company)
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                                         February 17, 1993 ( Date of Inception) to December 31, 2004
                                                                                                                                                  Deficit
                                                                                                                              Accumulated       Accumulated
                                                                                                              Additional         Other           During the
                                                     Preferred Stock                 Common Stock              Paid-in       Comprehensive      Development
                                                --------------------------    ---------------------------
                                                  Shares         Amount         Shares          Amount         Capital          Income             Stage             Total
                                                -----------     ----------    ------------    -----------     ----------     --------------    ---------------     -----------

Balance at February 17, 1993 (date of
inception)                                               -   $          -          60,000  $           6   $      1,194   $              -  $               -   $       1,200

Net loss                                                 -              -               -              -              -                  -              (200)           (200)
                                                -----------     ----------    ------------    -----------     ----------     --------------    ---------------     -----------

Balance at December 31, 1993                             -              -          60,000              6          1,194                  -              (200)           1,000

Net loss                                                 -              -               -              -              -                  -              (240)           (240)
                                                -----------     ----------    ------------    -----------     ----------     --------------    ---------------     -----------

Balance at December 31, 1994                             -              -          60,000              6          1,194                  -              (440)             760

Net loss                                                 -              -               -              -              -                  -              (240)           (240)
                                                -----------     ----------    ------------    -----------     ----------     --------------    ---------------     -----------

Balance at December 31, 1995                             -              -          60,000              6          1,194                  -              (680)             520

Net loss                                                 -              -               -              -              -                  -              (240)           (240)
                                                -----------     ----------    ------------    -----------     ----------     --------------    ---------------     -----------

Balance at December 31, 1996                             -              -          60,000              6          1,194                  -              (920)             280

Issuance of common stock for cash                        -              -          32,068              3         80,269                  -                  -          80,272

Net loss                                                 -              -               -              -              -                  -           (79,765)        (79,765)
                                                -----------     ----------    ------------    -----------     ----------     --------------    ---------------     -----------

Balance at December 31, 1997                             -              -          92,068              9         81,463                  -           (80,685)             787

Issuance of common stock for:
  Services                                               -              -           6,500              1         12,999                  -                  -          13,000
  Cash                                                   -              -          26,170              3         26,167                  -                  -          26,170

Additional shares due to rounding
    after stock split                                    -              -             300              1            (1)                  -                  -               -

Net loss                                                 -              -               -              -              -                  -           (36,896)        (36,896)
                                                -----------     ----------    ------------    -----------     ----------     --------------    ---------------     -----------

Balance at December 31, 1998                             -              -         125,038             14        120,628                  -          (117,581)           3,061

                                                               See accompanying notes to financial statements

                                                                              HEALTHBRIDGE, INC.
                                                                       (A Developmental Stage Company)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (continued)
                                                         February 17, 1993 ( Date of Inception) to December 31, 2004
Balance forward, December 31, 1998                       -              -        125,038              14        120,628                 -          (117,581)             3,061

Rounding                                                 -              -           (38)               -              -                 -                  -                 -

Issuance of common stock for:

  Cash                                                   -              -         22,500               2        899,998                 -                  -           900,000

  Assets                                                 -              -        128,012              13      1,020,452                 -                  -         1,020,465

  Net book value of Healthbridge, Inc.                   -              -         20,500               2            (2)                 -                  -                 -

  Dividends-in-kind                                      -              -         50,202               5      2,008,091                 -        (2,008,096)                 -
  Debt                                                   -              -        242,500              23        999,978                 -                  -         1,000,001
  Reverse acquisition with Healthbridge,
Inc.
  and Wattmonitor, Inc.                                  -              -        147,500              15        798,046                 -                  -           798,061

Common stock offering costs                              -              -              -               -      (105,000)                 -                  -         (105,000)

Reverse acquisition, retirement of old
shares

of Wattmonitor, Inc.                                     -              -      (147,500)            (15)      (915,627)                 -            117,581         (798,061)

Share adjustment for shares previously
issued                                                   -              -            150               -              -                 -                  -                 -

Net loss                                                 -              -              -               -              -                 -        (3,196,076)       (3,196,076)
                                               ------------    -----------     ----------    ------------    -----------    --------------   ----------------    --------------

Balance at December 31, 1999                             -              -        588,864              60      4,826,564                 -        (5,204,172)         (377,549)

Issuance of common stock for:

  Debt                                                   -              -         34,950               4        349,496                 -                  -           349,500

  Services                                               -              -         11,000               1         71,199                 -                  -            71,200

  Cash                                                   -              -         19,500               2        194,998                 -                  -           195,000
  Accounts payable                                       -              -          7,500               1         74,999                 -                  -            75,000

Common stock offering costs                              -              -              -               -       (15,600)                 -                  -          (15,600)

Stock option compensation expense                        -              -              -               -          6,000                 -                  -             6,000

Net loss                                                 -              -              -               -              -                 -          (816,545)         (816,545)
                                               ------------    -----------     ----------    ------------    -----------    --------------   ----------------    --------------

Balance at December 31, 2000                             -              -        661,814              67      5,507,656                 -        (6,020,717)         (512,994)

                                  See accompanying notes to financial statements

                                                                               HEALTHBRIDGE, INC.
                                                                         (A Developmental Stage Company)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME(continued)
                                                           February 17, 1993 ( Date of Inception) to December 31, 2004

Balance forward at December 31, 2000                       -               -        661,814              67      5,507,656                -         (6,020,717)         (512,994)

Issuance of common stock for:
  Services                                                 -               -         84,400               9        258,941                -                   -           258,950
  Accounts payable                                         -               -         13,750               1         59,999                -                   -            60,000
  Debt                                                     -               -         41,603               4        249,614                -                   -           249,618

Net loss                                                   -               -              -               -              -                -           (422,008)         (422,008)
                                                  -----------     -----------    -----------     -----------    -----------     ------------     ---------------     -------------

Balance at December 31, 2001                               -               -        801,567              81      6,076,210                -         (6,442,725)         (366,434)

Comprehensive loss:
   Net loss - Restated                                     -               -              -               -              -                -         (1,221,203)       (1,221,203)
Other comprehensive loss -
  cumulative foreign currency translation
adjustment                                                 -               -              -               -              -            4,869                   -             4,869
                                                                                                                                                                     -------------
Total comprehensive loss - Restated                                                                                                                                   (1,216,334)
                                                                                                                                                                     =============

Issuance of common stock for:
  Intellectual property                                    -               -         37,500               4        224,996                -                   -           225,000
  Services                                                 -               -        143,000              14        806,086                -                   -           806,100
  Accounts payable and services                            -               -          5,000               1         10,999                -                   -            11,000

Stock option compensation expense                          -               -              -               -         12,500                -                   -            12,500
                                                  -----------     -----------    -----------     -----------    -----------     ------------     ---------------     -------------

Balance at December 31, 2002                               -               -        987,067              99      7,130,791            4,869         (7,663,928)         (528,169)

Comprehensive loss:
   Net loss - Restated                                     -               -              -               -              -                -           (232,560)         (232,560)
Other comprehensive loss -
   cumulative foreign currency translation
adjustment                                                 -               -              -               -              -            (806)                   -             (806)
                                                                                                                                                                     -------------
Total comprehensive loss - Restated                                                                                                                                     (233,366)
                                                                                                                                                                     =============

Issuance of common stock for:
   Cash                                                    -               -        314,165              32        102,801                -                   -           102,833
   Services                                                                           2,100               -          3,888                -                   -             3,888

   Debt                                                                           1,537,048             154        475,583                -                   -           475,737

Common stock offering costs                                -               -              -               -        (2,000)                -                   -           (2,000)

Issuance of common stock   options for
services                                                   -               -              -               -         15,000                -                   -            15,000

Additional shares due to rounding after
reverse split                                              -               -             65               -              -                -                   -                 -
                                                  -----------     -----------    -----------     -----------    -----------     ------------     ---------------     -------------

Balance at December 31, 2003                               -               -      2,840,445             285      7,726,063            4,063         (7,896,488)         (166,077)
                                  See accompanying notes to financial statements

                                                                               HEALTHBRIDGE, INC.
                                                                        (A Developmental Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME(continued)
                                                          February 17, 1993 ( Date of Inception) to December 31, 2004
Balance forward at December 31, 2003                       -              -      2,840,445             285      7,726,063             4,063         (7,896,488)        (166,077)

Issuance of common stock for:
 Debt conversion                                           -              -      2,735,555             273        197,673                 -                   -          197,946
 Services                                                                        1,050,000             105         80,395                                                 80,500
Other comprehensive loss -
  cumulative foreign currency
 translation adjustment                                    -              -              -               -              -             1,250                   -            1,250

Net loss                                                   -              -              -               -              -                 -           (311,757)        (311,757)

                                                 ------------    -----------     ----------     -----------    -----------     -------------    ----------------    -------------
Balance at December 31, 2004                               -              -      6,626,065             663      8,004,131             5,313         (8,208,245)        (198,138)

Issuance of common stock for:
 Cash                                                      -              -      7,520,000             752      2,005,248                 -                   -        2,006,000
 Debt                                                      -              -      2,334,841             233        349,992                 -                   -          350,226

Issuance of warrants for finders fees                      -              -              -               -        191,400                 -                   -          191,400

Common stock offering costs                                -              -              -               -      (125,400)                 -                   -        (125,400)

Other comprehensive loss -
  cumulative foreign currency
 translation adjustment                                    -              -              -               -              -             9,057                   -            9,057

Net loss for the period                                    -              -              -               -              -                 -           (944,857)        (944,857)

                                                 ------------    -----------     ----------     -----------    -----------     -------------    ----------------    -------------
Balance at December 31, 2005                               -  $           -                  $       1,649  $               $        14,370  $      (9,153,101)  $     1,288,288
                                                                                 16,480,906                    10,425,371

                                  See accompanying notes to financial statements

                                                   HEALTHBRIDGE, INC.
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended December 31, 2005 and 2004 and Cumulative Amounts
                                                                                                              Cumulative
                                                                         2005                2004               Amounts
                                                                    ----------------    ----------------    ----------------
Cash flows from operating activities:
   Net loss                                                     $         (944,857)      (311,757)              (7,145,007)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Stock and stock option compensation expense                           416,226                   -           1,589,864
      Depreciation and amortization                                             491              41,199             151,738
      Discontinued operations                                               299,248                   -           2,542,150
      Gain on write-off of liabilities                                        6,422                   -            (96,270)
      (Increase) decrease in:
         Accounts receivable and prepaid expenses                          (16,901)                 122            (11,097)
      Increase (decrease) in:
         Accounts payable                                                    53,756               6,775             619,106
         Accrued expenses                                                    50,197              45,865             293,227
         Related party payables                                            (97,438)             246,583             113,812
                                                                    ----------------    ----------------    ----------------
Net cash used in operating activities                                     (232,857)              28,786         (1,942,479)
                                                                    ----------------    ----------------    ----------------

Cash flows from investing activities:
   Proceeds paid for promissory notes Receivable                        (3,075,000)                   -         (3,075,000)
   Acquisition of intangible assets                                               -                   -           (150,398)
   Acquisition of property and equipment                                          -                   -             (3,740)
                                                                    ----------------    ----------------    ----------------
Net cash used in investing activities                                   (3,075,000)                   -         (3,229,138)
                                                                    ----------------    ----------------    ----------------

Cash flows from financing activities:
   Proceeds from notes payable                                                    -                   -             692,999
   Issuance of common stock                                               2,006,000                   -           3,081,233
   Commissions paid to raise convertible debentures                               -                   -            (41,673)
   Proceeds from convertible debentures                                   3,320,000                   -           3,654,173
   Payments on notes payable                                               (29,048)                   -           (194,048)
                                                                    ----------------    ----------------    ----------------
Net cash provided by financing activities                                 5,296,952                   -           7,192,684
                                                                    ----------------    ----------------    ----------------

Change in accumulated other comprehensive income                              9,057               1,250              14,370
                                                                    ----------------    ----------------    ----------------

  Net increase (decrease) in cash                                         1,998,152              30,036           2,035,438

Cash, beginning of period                                                    37,286               7,250                   -
                                                                    ----------------    ----------------    ----------------

Cash, end of period                                             $         2,035,438              37,286           2,035,438
                                                                    ================    ================    ================

See accompanying notes to financial statements

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

In 2005, Healthbridge decided to discontinue all operations connected to the Valides® Modular Infectious Waste Disposal System and the Medides System due to the unsatisfactory level of revenue generated to date.

On November 21, 2005, the Company announced that it had executed a letter of intent to acquire Providence Exploration, LLC (“Providence”), as a wholly owned subsidiary.

Providence is a private company, headquartered in Dallas, Texas, that intends to explore, develop and produce oil and gas from the Marble Falls and Barnett Shale formations in prospect specific areas of the Fort Worth basin. The Barnett Shale is the largest producing natural gas opportunity in Texas with an estimated twenty six trillion cubic feet (TCF) of gas. The formation underlies approximately sixteen counties including Comanche and Hamilton counties, where Providence has signed an agreement to purchase approximately 6,330 acres (about ten square miles) of oil and gas leases. Providence will retain a 90% working interest and its joint venture operating partner, Dallas-based Harding Company, will retain a 10% working interest and operations. Providence also owns and operates one drilling rig and two well service rigs based in Young County, Texas, to service the increasing demand in the exploration industry.

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

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

Intangible Assets

Costs associated with the acquisition of patents have been capitalized and are being amortized over their useful life of 10 years. These costs will also be reviewed quarterly by management for impairment and valuation. Such impairment will be reviewed from available information at the time such as projected cash flow analysis, sales orders and other information available to help management determine future realization of this asset. Management will write this intangible down to its net realizable value at the time of impairment appears to exist.

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

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The numerator for the earnings per share calculation is the net loss for the period. The denominator is the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Earnings Per Share computation for Continuing operations:

                                                                                  2005                 2004

                     Numerator - (loss from continuing operations)       $        (645,609)             (212,923)
                     Denominator - weighted average
                              number of shares outstanding                       8,032,000             3,238,086

                     Loss per share                                      $           (0.08)    $           (0.07)

Earnings Per Share computation from Discontinued Operations:
                                                                                         December 31,
                                                                                  2005                 2004

                     Numerator - (loss from discontinued operations)$    (299,248)     (98,835)
                     Denominator - weighted average
                              number of shares outstanding                       8,032,000             3,238,086

                     Loss per share-discontinued operations              $           (0.04)    $           (0.03)

Earnings Per Share computation for Net Income:
                                                                                         December 31,
                                                                                  2005                 2004

                     Numerator - (Net Loss)                              $        (944,857)             (311,758)
                     Denominator - weighted average
                              number of shares outstanding                       8,032,000             3,238,086

                     Loss per share                                      $           (0.12)    $           (0.10)

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

Stock-Based Compensation

At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.”

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123 (R), the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                                 2005                 2004

Net loss as reported                                                   $        (795,615)        $ (311,758)

Deduct:
         Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                             -                 -

Net loss pro forma                                                     $         (795,615)       $ (311,758)

Loss per share - basic and diluted:
         As reported                                                   $                 (.10)           $ (.10)
         Pro forma                                                     $                 (.10)           $ (.10)

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2005, the Company had $2,035,438 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Note 2 — Going Concern

As of December 31, 2005, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. At December 31, 2005 the Company had $2,035,438 remaining to fund its operational costs. Management plans to raise $10,000,000 in additional funds by way of common stock and debenture offerings over the next twelve months to finance the operations and capital requirements of the Company in 2006. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations. As a result, the Company may not be able to continue operations due to lack of funds to pay employees and vendors, and would not have the ability to repay loans to shareholders, officers, and other note holders. This could result in the notes becoming immediately due which could cause the company to discontinue operations due to liens or litigation.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 3 – Promissory Note Receivable

As of December 31, 2005, the Company has advanced $3,075,000 to Providence Exploration LLP in exchange for a secured revolving promissory note. The note is secured by the assets of Providence Exploration including all of the debtor’s rights, titles and interests in certain leases of oil, gas and mineral interests located in the Comanche and Hamilton counties of Texas. The face value of the note increases to match the amounts advanced by the Company, to a maximum value of $5,000,000. The note bears interest at 7.0% per annum and is to be paid in full by December 1, 2006. As of December 31, 2005, the accrued interest was $16,901.

Note 4 – Patents

In 2002, patents were obtained pursuant to an agreement whereby the Company executed an Intellectual Property Assignment and Sale Agreement (“Agreement”) with B.I.M.E. GmBH, a German corporation, and Hermann Esser and Eduard Kneifel, both German residents (“Sellers”), to acquire certain infectious medical waste sterilization and disposal technologies developed in Germany. The Agreement transfers to the Company the exclusive ownership of both the Valides® Modular Infectious Medical Waste Disposal System and the Medides System together with all the intellectual property, including the patents, patents pending, proprietary software and licenses required to manufacture, operate and market these technologies worldwide. The patents are being amortized over a definite ten year life commencing at the date of acquisition in 2002.

As of December 31, 2004, the gross carrying value of the patents was $404,446 and accumulated amortization was $121,334. In the first six months of 2005, the company recognized a further $20,222 of amortization on the patents. On June 30, 2005 the Company reviewed the carrying value of its patents and determined that the prospect of sales this year and future expected cashflow from sales of the Valides system were unknown. Therefore the Company determined that there was sufficient evidence to indicate that the carrying value of the patent asset was impaired. Pursuant to the Company’s determination, it wrote off the remaining unamortized balance of $262,890 of its capitalized cost.

Total consideration for the transaction was $404,446, representing $179,446 in cash consideration through notes payable and $225,000 in non-cash consideration through the issuance of 750,000 shares restricted common stock valued at the fair market value on the date of issuance. As of December 31, 2004, the Company had paid cash to the Sellers totaling $150,398 and had issued 750,000 shares of restricted common stock. In 2005, the Company paid the outstanding balance of the note payable in cash. As of December 31, 2005, the Company has no further obligations with regards to the patents.

Note 5 — Property and Equipment

Property and equipment consist of the following at December 31, 2005:

         Equipment                                            $        3,740
         Less accumulated depreciation                                 (2,721)
                     Net Value                                         $        1,019

Depreciation expense for the years ended December 31, 2005 and 2004 was $491 and $753 respectively.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 6 – Convertible Debentures

Two convertible debentures were issued during 2002 (May 3, 2002-$75,000 and May 6, 2002-$250,000), bearing interest at 7.5% per annum, which were to mature within three years. The convertible debentures become immediately due and payable upon certain events of default unless waived by the lender. Interest on the principal amount was due annually on the anniversary date of the issue date. The conversion feature allowed the holder at any time to convert any unpaid amount of principal or interest at $5.00 per share for a period of three years from the date of issuance. In the event that the trading average price of the shares during 30 consecutive trading days is above 200% of the conversion price, conversion is enforced by the Company. Pursuant to the terms of the convertible debenture, the Company agrees to file a Registration Statement within 60 days of conversion with the U.S. Securities and Exchange Commission. The convertible debentures are secured by substantially all of the Company’s assets consisting of all tangible and intangible property, but not limited to procedures, instruments, devices, equipment, research, designs, registrations, licenses, trademarks, software, patents, patents pending, “know-how” expertise, all additions and replacements to such property and any other documentation related to the Valides® and Medides systems for sterilizing and disinfecting infectious waste.

On May 6, 2005, the conversion price of the two debentures was adjusted to $0.10 per share.

The terms for these two convertible debentures were extended to May 3, 2008 and May 6, 2010, respectively pursuant to the terms of extension agreements dated March 31, 2005. The extension agreements require certain additional conditions related to the Company’s obligations as follows:

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

         3.       Upon conversion or repayment of the principal amounts and accrued interest, the holders of the convertible debentures are entitled to a ten percent (10%) bonus on the amount due as of such date.  The market value of this bonus on the date of the extension was recorded as financing expense of $32,500.

On October 3, 2005 the Company reached an agreement with the beneficiaries of these two outstanding debentures for payment of interest accrued to September 30, 2005. The Company issued 136,298 shares of common stock to Global Convertible Megatrend Ltd. for $13,629 owed, and 56,250 shares of common stock to Max Fugman for $5,625 owed. Accrued interest for these two debentures at December 31, 2005 was approximately $8,191 and is included in accrued expenses.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 6 – Convertible Debentures (continued)

On November 28, 2005, the company issued seven convertible debenture certificates for the total principal sum of $3,320,000 due in full with accrued and unpaid interest on November 30, 2010. The interest at a rate of 7.0% per annum is payable on a semi-annual basis with the initial payment due on June 1, 2006. The holders of the debentures has the right to convert all or part of the principal and accrued interest into common shares of the Company at $0.35 per share at any time prior to maturity. Accrued interest for these seven debentures at December 31, 2005 was approximately $21,012 and is included in accrued expenses.

The total value of the principal of the nine convertible debentures outstanding as of December 31, 2005 was $3,645,000. Repayment of this principle is due according to the following schedule:

                  Year                           Principal Repayment

                  2006                               -
                  2007                               -
                                                                              2008                               -
                                                                             2009                               -
                  2010                       $ 3,645,000

Note 7-- Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                         Years Ended
                                                         December 31,                   Cumulative
                                                     2005              2004              Amounts

Income tax benefit at statutory rate           $  (318,000)       $   (106,000)                  $ (2,422,000)
Change in valuation allowance                      318,000             106,000                      2,422,000
                                                   $      -            $     -                     $      -

Deferred tax assets are as follows at December 31, 2005:

NOL Carry-forward                                                                         $ 2,422,000
Valuation allowance                                                                       (2,422,000)
                                                                                         $          -

The Company has incurred Net Operating Losses of approximately $9,000,000. These losses will be carried forward to offset future taxable income and will expire beginning in 2014. However, realization of the future tax benefit of these carry-forwards is contingent on the Company’s ability to generate positive net operations. A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 8 — Related Party Transactions

Related party payables consist of amounts due to Markus Mueller, a director of the Company. Mr. Mueller advanced the Company $184,680 during 2004, and was paid back $12,600 in cash (principal and interest) and $138,680 in common stock. On October 25, 2005 the Company reached an agreement with Markus Mueller for the swap of equity for the outstanding debt as of September 30, 2005. Under such agreement the Company issued 2,092,293 shares of common stock for the cancellation of $101,500 recognized to Mr. Mueller for consulting fees, $6,000 of a cash loan, $527 in interest, and €73,826(US$88,945) of a loan to Healthbridge AG and €10,174(US$12,257) in interest.

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2005 and 2004, the Company recognized consulting expense of approximately $42,000 each year.

The Company has entered into an agreement with Nora Coccaro, the Company’s President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2005 and 2004, the Company recognized consulting expense of approximately $43,331 and $32,000 respectively.

Note 9 — Supplemental Cash Flow Information

During the year ended December 31, 2005, the Company issued 1,250,000 shares of common stock at $0.10 per share for a total of $125,000. The Company also issued 6,270,000 shares of common stock at $0.30 per share for a total of $1,881,000.

In connection with the offering of 6,270,000 shares common stock and $3,320,000 of convertible debentures during the year, a sales commission totaling 5% was authorized for payment to two individuals, comprising of 3% in cash and 2% in warrants to purchase 346,733 shares of Company common stock at $0.30 per share. The warrants granted have a fair market value totaling $191,400.

During the year ended December 31, 2005, the Company issued 2,334,841 shares of common stock for accounts payable of $201,212, and accrued interest of $32,038. An amount of $116,742 was recorded as a financing cost due to the premium of the prevailing market price at the time of issuance over the stated price in the share for debt swap.

During the year ended December 31, 2004, the Company issued 3,785,555 shares of common stock for accounts payable of $239,180, accrued interest of $39,265.

Actual amounts paid for interest and income taxes for the years ended December 31, 2005 and 2004 and the cumulative amounts are as follows:

                                                      2005                       2004                     Amounts
Interest                                    $    46,120        $     45,209           $    186,740
Income taxes                                $        -         $        -                     $         -

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 10 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2005.

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

A schedule of the options outstanding is as follows:

                                                     Number of                  Price
                                                     Per
                                                     Options                    Share
       Outstanding at January 1, 2003                     25,000       $            1.40
       Granted                                            25,000                     .05
       Exercised                                        (37,500)                    1.40
       Outstanding at December 31, 2003                   12,500                     .05
       Granted                                                 -                       -
                                  Exercised                                               -                       -
       Expired                                          (12,500)                       -
         Outstanding at December 31, 2004 and 2005             -         $             -

Note 12 — Warrants

During 2005, in connection with the offering of 6,270,000 shares common stock and $3,320,000 of convertible debentures during the year, a sales commission was partially paid in warrants. The warrants are exercisable in whole or in part allowing the holders to purchase 346,733 shares at an exercise price of $0.30 before the expiry date of December 1, 2010. On the date granted, the fair market value of these warrants, totaling $191,400, consisted of $68,970 for warrants issued in connection with the common stock offering and $122,430 for warrants issued in connection with the debenture offering. The value of the warrants issued in connection with the debenture offering was recorded as a financing expense.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 13 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1.

No stock options were granted in 2005 and 2004. No stock options were outstanding at December 31, 2005.

Note 14 — Reverse Common Stock Split

Effective August 25, 2003, the Company approved a 1-for-20 reverse common stock split. All common share amounts, common stock option amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

Note 15 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 16 – Discontinued Operations

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

Effective December 31, 2005, the Company discontinued all operations connected to the Valides® Modular Infectious Waste Disposal System and the Medides System due to the unsatisfactory level of revenue generated to date. In 2005, $299,248 was recorded as the loss on discontinued operations. Included in cumulative amounts from inception to December 31, 2005 is a net loss of $514,122. There was no tax effect on this transaction due to the Company’s loss position.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 17 — Recent Accounting Pronouncements

In December 2004, FASB issued a revision to SFAS 123 (R) “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company does not believe adoption of this revision will have a material impact on the Company’s consolidated financial statements.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe this pronouncement will have a material impact in our financial results.

In December 2004, FASB issued SFAS 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company’s consolidated financial statements.

HEALTHBRIDGE, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 17 — Recent Accounting Pronouncements (continued)

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         Name                               Age               Position(s) and Office(s)

         Nora Coccaro                       49                Chief Executive Officer, Chief Financial Officer,
                                                              Principal Accounting Officer, and Director

         Markus Mueller                     47                Director

Nora Coccaro was appointed to the Company’s board of directors on November 16, 1999, and currently serves as a director, and as our president and chief financial officer. Ms. Coccaro will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Ms.     Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves as an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, an officer and director (February 2004 to present) of Solar Energy Limited an OTC: BB quoted company involved in the development of alternative sources of energy, an officer and director (from January 15, 2000 to present) of Sona Development Corp., an OTC: BB quoted company without current operations, and as an officer (October 2003 to present) and a director (October 2003 to November 2003) of ASP Ventures Corp., an OTC: BB quoted company without current operations. Ms. Coccaro has also served as an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, as a director (1998 until May 1999) of Americana Gold & Diamond Holdings, Inc. an OTC: BB quoted company without current operations, and as an officer and director (1997 until 1999) of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil. Since September 1998 Ms. Coccaro has also acted as the Consul of Uruguay to Western Canada.

Markus Mueller was appointed to the Corporation’s board of directors on May 28, 2003, and currently serves as a director. Mr. Mueller currently acts as a director of Scherrer & Partner Portfolio Management AG Zurich and of First Equity Securities AG Zurich. He has held these positions since August of 2000. Both companies are involved in asset management for private clients and manage investment funds. Prior to Mr. Mueller’s current engagements, he acted as a director of Jefferies (Switzerland) AG Zurich and as the managing director of Jefferies Management AG Zug (Switzerland) from 1995 until 2000. The Jefferies companies are also involved in asset management for private clients.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of individuals or entities who during the period ended December 31, 2005 were directors, and officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides summary information for the years 2005, 2004, and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer at the year ended December 31, 2005, and (ii) any other employees to receive compensation in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE

--------------------------- ------------------------------------- ----------------------------------------------------------
                                    Annual Compensation                            Long Term Compensation
--------------------------- ------------------------------------- ----------------------------------------------------------
----------------------------------------------------------------- ------------------------------ ---------------------------
                                                                             Awards                       Payouts
----------------------------------------------------------------- ------------------------------ ---------------------------
-------------------- -------- ---------- -------- --------------- ---------------- ------------- ---------- ----------------
                      Year     Salary     Bonus    Other Annual     Restricted      Securities   LTIP          All Other
Name and Principal               ($)       ($)     Compensation   Stock Award(s)    Underlying    payouts    Compensation
Position                                               ($)              ($)          Options        ($)           ($)
                                                                                     SARs(#)
-------------------- -------- ---------- -------- --------------- ---------------- ------------- ---------- ----------------
-------------------- -------- ---------- -------- --------------- ---------------- ------------- ---------- ----------------
Nora Coccaro,           2005   43,331       -           -             25,000            -            -             -
President, Chief        2004   32,000       -           -                -              -            -             -
Financial Officer       2003   32,100       -           -                -              -            -             -
and Director
-------------------- -------- ---------- -------- --------------- ---------------- ------------- ---------- ----------------

Compensation of Directors

The Company’s directors are not currently compensated for their services as directors of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 30, 2006 with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of March 30, 2006 there were 16,480,841 shares of common stock issued and outstanding.

--------------------------------------------------------------------------------------------------
  Title of Class              Name and Address            Number of Shares       % of Class
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Common      Nora Coccaro, chief executive officer,
                  chief financial officer, director
                  c/o 1066 - 2610 West Hastings St.            53,500               0.32
                  Vancouver, British Columbia
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Common      Markus Mueller, director                    5,023,435            30.48
                  Rossenweidstrasse 12 CH-8966 Zurich
                  Switzerland
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Common      Global Convertible Megatrend Ltd.           1,445,465             8.77
                  c/o Bleicherweg 66 CH-8002
                  Zurich Switzerland
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Common      Capriccio Investments, Inc.
                  53rd Street Obarrio                         1,300,000             7.88
                  Panama
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Common      Desmodio Management, Inc.
                  35th Street Urbanization Obarrio            1,300,000             7.88
                  Panama
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Common      Nicolas Mathys
                  Weinberghohe 17                             1,700,000            10.32
                  6340 Baar, Switzerland
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Common      Shafiq Nazerali                             1,032,000             6.26
                  c/o 1066 - 2610 West Hastings St.
                  Vancouver, British Columbia
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Common      Officer and Directors as a Group            5,076,935            30.81
--------------------------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 25, 2005, the board of directors of the Company authorized the issuance of 2,092,293 shares of common stock valued at $0.10 per share or $209,229, to Markus Mueller, a director of the Company, pursuant to an agreement for the cancellation of debt from consulting fees, loans made to the Company, and interest.

On October 25, 2005, the board of directors of the Company authorized the issuance of 50,000 shares of common stock valued at $0.25 per share or an aggregate of $25,000, to Nora Coccaro, officer and a director of the Company, for services rendered.

On December 5, 2004, the board of directors of the Company authorized the issuance of 2,931,142 shares of common stock to Mr. Mueller valued at $0.07 per share, for settlement of loans to the Company of $138,680 and consulting services rendered to the Company of $66,500.

On July 1, 2003, the board of directors of the Company entered into a consulting agreement with Markus Mueller, a director and significant shareholder of the Company, which agreement has an automatic annual renewal provision unless terminated by either party. The consulting agreement requires the Company to pay Mr. Mueller $3,500 a month for his services.

On March 16, 2000, the board of directors of the Company entered into a consulting agreement with Ms. Coccaro, one of the Company’s directors and sole officer, which agreement had an initial one-year term that is renewable without notice. During the years ended December 31, 2005 and 2004, the Company recognized consulting expense of approximately $43,331 and $32,000 respectively.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 24 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf & Nilson, LLC provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2005 and 2004. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the 2005 audit of the Company’s annual financial statements was $6,500, and the aggregate fees billed for the 2004 audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $6,500.

Audit Related Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2005 or 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2005 or 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

All Other Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2005 or 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Chisholm, Bierwolf & Nilson, LLC, as detailed above, were pre-approved by the Company’s board of directors. The Company’s independent auditors, Chisholm, Bierwolf & Nilson, LLC, performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2006.

Healthbridge, Inc.

/s/ Nora Coccaro

 Nora Coccaro, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                                             Date

/s/ Nora Coccaro

Nora Coccaro                                 Director                                         March 30, 2006

 /s/ Markus Mueller

 Markus Mueller                              Director                                          March 30, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(b-d)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company(incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
10(i)	*	The 2004 Benefit Plan of Healthbridge, Inc. dated May 24, 2004 (incorporated by reference from the Form S-8 filed with the Commission on May 26, 2004).
10(ii)	*

Extension of the Term of Series "A" Convertible Debenture Certificate dated March 31, 2005 with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005).

10(iii)	*

Extension of the Term of Series "A" Convertible Debenture Certificate dated March 31, 2005 with Global Convertible Megatrend Ltd. (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005).

10(iv)	Attached	Secured Revolving Replacement Promissory Note from Providence Exploration, LLC, dated December 1, 2005.
10(v)	Attached	Amended and Restated Security Agreement with Providence Exploration, LLC, dated December 1, 2005.
10(vi)	Attached	Guaranty Agreement with Providence Exploration, LLC, dated December 1, 2005.
14	*	Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the Commission on November 17, 2004
23	*

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