Form 10QSB
period 2006-03-31
HEALTHBRIDGE INC
filed 2006-05-12
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 .

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 10, 2006 was 17,648,334.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of March 31, 2006	4
Unaudited Consolidated Statement of Operations for the three and nine months ended March 31, 2006 and 2005 and the period from inception to March 31, 2006	5
Unaudited Consolidated Statement of Cash Flows for the nine months ended March 31, 2006 and 2005 and the period from inception to September 30, 2006	6
Notes to Unaudited Consolidated Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	19
ITEM 3. CONTROLS AND PROCEDURES	26
PART II.
ITEM 1. LEGAL PROCEEDINGS	27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	27
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
ITEM 5. OTHER INFORMATION	28
ITEM 6. EXHIBITS	28
SIGNATURES	29
INDEX TO EXHIBITS	30

PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our”, and “us” refer to Healthbridge, Inc., a Texas corporation and its subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                               HEALTHBRIDGE, INC.
                                         (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEET
                                                 March 31, 2006

ASSETS

Current assets:
   Cash                                                                                 $                 770,412
   Promissory note receivable (including interest)                                                      4,283,046
                                                                                            ---------------------

      Total current assets                                                                              5,053,458

Property and equipment, net                                                                                     -
                                                                                            ---------------------

      Total assets                                                                      $               5,053,458
                                                                                            =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                     $                  53,884
   Accrued expenses                                                                                       127,020
   Related party payables                                                                                  27,403
                                                                                            ---------------------

      Total current liabilities                                                                           208,307
                                                                                            ---------------------

Convertible debentures                                                                                  3,645,000
                                                                                            ---------------------

      Total Liabilities                                                                                 3,853,307
                                                                                            ---------------------

Stockholders' deficit:
   Preferred stock, $.0001 par value, 25,000,000 shares

      authorized, no shares issued and outstanding                                                              -
   Common stock, $.0001 par value, 50,000,000 shares
      authorized,16,480,841 shares issued and outstanding                                                   1,648
   Additional paid-in capital                                                                          10,425,371
   Accumulated other comprehensive income                                                                  18,219
   Deficit accumulated during the development stage                                                   (9,245,087)
                                                                                            ---------------------

      Total stockholders' deficit                                                                       1,200,150
                                                                                            ---------------------

      Total liabilities and stockholders' deficit                                       $               5,053,458
                                                                                            =====================

                    The accompanying notes are an integral part of these financial statements.

                                                     HEALTHBRIDGE, INC.
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             Three months ended March 31, 2006 and 2005 and Cumulative Amounts

                                                                       Three months ended March 31,            Cumulative
                                                                         2006                 2005               Amounts
                                                                    ----------------     ---------------     ----------------

General and administrative expenses                             $            98,806   $          36,029  $          3,425,075

      Loss from operations                                                 (98,806)            (36,029)           (3,425,075)

Other income (expense):
   Interest expense                                                        (65,333)             (8,049)             (406,470)
   Interest income                                                           72,153                 105               104,331
                                                                    ----------------     ---------------     ----------------

      Loss before provision for income taxes
        and discontinued operations                                        (91,987)            (43,973)           (3,727,215)

Provision for income taxes                                                        -                   -                     -
                                                                    ----------------     ---------------     ----------------

     Loss before discontinued operations                                   (91,987)            (43,973)           (3,727,215)

Loss from discontinued operations, net of tax                                     -            (17,222)           (3,407,279)
                                                                    ----------------     ---------------     ----------------

      Net loss before cumulative effect
         of accounting change                                              (91,987)            (61,195)           (7,134,494)

Cumulative effect of accounting change, net of tax                                -                   -             (102,500)
                                                                    ----------------     ---------------     ----------------

      Net loss                                                             (91,987)   $        (61,195)  $        (7,236,994)
                                                                    ================     ===============     ================

Other Comprehensive Income
 Foreign currency translation adjustment                                      3,849               3,925                18,219
                                                                    ----------------     ---------------     ----------------
                                                                $          (88,138)   $        (57,270)  $        (7,218,775)
     Net Comprehensive Income (Loss)
                                                                    ================     ===============     ================

Loss per share from Continuing Operations -
  Basic and diluted                                             $            (0.01)   $          (0.01)
                                                                    ================     ===============

Net Loss per common share - basic and diluted                   $            (0.01)   $          (0.01)
                                                                    ================     ===============

Weighted average common shares -
 Basic and diluted                                                       16,480,841           6,884,333
                                                                    ================     ===============

                    The accompanying notes are an integral part of these financial statements.

                                                    HEALTHBRIDGE, INC.
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Three months ended March 31, 2006 and 2005 and Cumulative Amounts

                                                                      Three months ended March 31,            Cumulative
                                                                        2006                 2005              Amounts
                                                                   ----------------     ---------------     ---------------
Cash flows from operating activities:
   Net loss                                                    $          (91,987)   $        (61,195)  $      (7,236,994)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Stock and stock option compensation expense                                -                   -           1,589,864
      Depreciation and amortization                                          1,019              10,243             152,757
      Discontinued operations                                                    -                   -           2,542,150
      Gain on write-off of liabilities                                           -                   -            (96,270)
      (Increase) decrease in:
         Accounts receivable and prepaid expenses                         (58,825)             (2,785)            (69,922)
      Increase (decrease) in:
         Accounts payable                                                 (65,983)              11,371             553,123
         Accrued expenses                                                   65,317               7,259             358,544
         Related party payables                                             13,903             (5,095)             127,715
                                                                   ----------------     ---------------     ---------------

           Net cash used in operating activities                         (136,555)            (40,202)         (2,079,033)
                                                                   ----------------     ---------------     ---------------

Cash flows from investing activities:
   Proceeds paid for promissory notes Receivable                       (1,132,320)                   -         (4,207,320)
   Acquisition of intangible assets                                              -                   -           (150,398)
   Acquisition of property and equipment                                         -                   -             (3,740)
                                                                   ----------------     ---------------     ---------------

           Net cash used in investing activities                       (1,132,320)                   -         (4,361,458)
                                                                   ----------------     ---------------     ---------------

Cash flows from financing activities:
   Proceeds from notes payable                                                   -                   -             692,999
   Issuance of common stock                                                      -              75,000           3,081,233
   Commissions paid to raise convertible debentures                              -                   -            (41,673)
   Proceeds from convertible debentures                                          -                   -           3,654,173
   Payments on notes payable                                                     -                   -           (194,048)
                                                                   ----------------     ---------------     ---------------

          Net cash provided by financing activities                              -              75,000           7,192,684
                                                                   ----------------     ---------------     ---------------

Change in accumulated other comprehensive income                             3,849               3,925              18,219
                                                                   ----------------     ---------------     ---------------

          Net increase (decrease) in cash                              (1,265,026)              38,723             770,412

Cash, beginning of period                                                2,035,438              37,286                   -
                                                                   ----------------     ---------------     ---------------

Cash, end of period                                            $           770,412   $          76,009  $          770,412
                                                                   ================     ===============     ===============

                    The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Healthbridge, Inc. (“Healthbridge”) and its wholly owned subsidiary, Healthbridge AG (“Healthbridge AG”) (collectively “the Company”). Healthbridge was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary during 2002.

On January 25, 2002, the Company acquired certain patents related to the infectious medical waste sterilization and disposal technologies developed in Germany. After the acquisition the Company’s operations consisted primarily of (1) developing a marketing philosophy and market strategy, (2) pursuing and assembling a management team, and (3) obtaining sufficient working capital through loans from shareholders and debt and equity financing.

In 2005, the Company decided to discontinue all operations connected to the Valides® Modular Infectious Waste Disposal System and the Medides System due to the unsatisfactory level of revenue generated to date.

The Company is considered a development stage company as defined in SFAS No. 7.

On November 21, 2005, the Company announced that it had executed a letter of intent to acquire Providence Exploration, LLC (“Providence”), as a wholly owned subsidiary. The Company intends to acquire Providence and its wholly owned subsidiaries in a stock for ownership exchange. The Securities Agreement requires the exchange of 4,286,330 shares of the Company’s common stock for all 1,250,000 of the issued and outstanding membership units of Providence. The Company expects to close this transaction, subject to shareholder approval, on June 30, 2006. The closing is further conditioned upon the concurrent closing a Note Exchange Agreement and upon the Company’s commitment to loan Providence up to $5,000,000 of which approximately $4,200,000 has been loaned to date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Healthbridge and Healthbridge AG. All significant intercompany balances and transactions have been eliminated.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

Earnings Per Share computation for Continuing operations:

                                                                                          March 31,
                                                                                  2006                 2005

                     Numerator - (loss from continuing operations)       $         (91,987)              (43,973)
                     Denominator - weighted average
                      number of shares outstanding                               16,480,841             6,884,333

                     Loss per share                                      $           (0.01)    $           (0.01)

Earnings Per Share computation from Discontinued Operations:

                                                                                          March 31,
                                                                                  2006                 2005

                     Numerator - (loss from discontinued operations)     $         (91,987)              (61,195)
                     Denominator - weighted average
                      number of shares outstanding                               16,480,841             6,884,333

                     Loss per share-discontinued operations              $           (0.01)     $          (0.01)

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Earnings Per Share computation for Net Income:

                                                                                                                                March 31,

                                                                                                                          2006                       2005

Numerator - (Net Loss )                                                                                $ (91,987)               (61,195)

Denominator - weighted average number of shares outstanding                       16,480,841             6,884,333

 Loss per share                                                                                                 $ (0.01)                 $ (0.01)

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

Stock-Based Compensation

At March 31, 2006, the Company has stock-based employee compensation plans, which are described in greater detail in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.”

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

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

                                                                             Three months ended
                                                                             March 31,
                                                                            2006              2005
Net loss as reported                                                   $(91,987)        $ (61,195)

Deduct:
         Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                    -                 -

Net loss pro forma                                                     $ 91,987)        $ (61,195)

Loss per share - basic and diluted:
         As reported                                                   $   (.01)     $       (.01)
         Pro forma                                                     $   (.01)     $       (.01)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At March 31, 2006, the Company had $770,412 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Reclassifications

Certain amounts in the 2005 financial statements may have been reclassified to conform to the 2006 presentation.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 2 — Going Concern

As of March 31, 2006, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. The continuation of the Company is dependent upon achieving a profitable level of operations as well as obtaining further long-term financing. At March 31, 2006 the Company had $770,412 remaining to fund its operational costs. Management plans to raise $10,000,000 in additional funds by way of common stock and debenture offerings over the next twelve months to finance the operations and capital requirements of the Company over the next year. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations. As a result, the Company may not be able to continue operations due to lack of funds to pay employees and vendors, and would not have the ability to repay loans to shareholders, officers, and other note holders. This could result in the notes becoming immediately due which could cause the company to discontinue operations due to liens or litigation.

Note 3 – Promissory Note Receivable

As of March 31, 2006, the Company has advanced $4,207,320 to Providence in exchange for a secured revolving promissory note. The note is secured by the assets of Providence including all of the debtor’s rights, titles and interests in certain leases of oil, gas and mineral interests located in the Comanche and Hamilton counties of Texas. The face value of the note increases to match the amounts advanced by the Company, to a maximum value of $5,000,000. The note bears interest at 7.0% per annum and is to be paid in full by December 1, 2006. As of March 31, 2006, the accrued interest was $75,726.

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

March 31, 2006

(Unaudited)

Note 4 – Patents (continued)

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

Total consideration for the transaction was $404,446, representing $179,446 in cash consideration through notes payable and $225,000 in non-cash consideration through the issuance of 750,000 shares restricted common stock valued at the fair market value on the date of issuance. As of December 31, 2004, the Company had paid cash to the Sellers totaling $150,398 and had issued 750,000 shares of restricted common stock. In 2005, the Company paid the outstanding balance of the note payable in cash. As of December 31, 2005, the Company had no further obligations with regards to the patents.

Note 5 — Property and Equipment

Property and equipment consist of the following at March 31, 2006:

         Equipment                                            $          3,740
         Less accumulated depreciation                                 (3,740)
                     Net Value                                $              -

Depreciation expense for the three months ended March 31, 2006 and 2005 was $1,019 and $10,243 respectively.

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

On January 14, 2004, the conversion price of the two debentures was adjusted to $0.10 per share.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 6 – Convertible Debentures (continued)

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

On October 3, 2005 the Company reached an agreement with the beneficiaries of these two outstanding debentures for payment of interest accrued to September 30, 2005. The Company issued 136,298 shares of common stock to Global Convertible Megatrend Ltd. for $13,629 owed, and 56,250 shares of common stock to Max Fugman for $5,625 owed. For the three months ended March 31, 2006, the Company recorded $8,014 as interest expense. Accrued interest and financing costs as at March 31, 2006 for these two debentures totaled $48,704.

On November 28, 2005, the company issued seven convertible debenture certificates for the total principal sum of $3,320,000 due in full with accrued and unpaid interest on November 30, 2010. The interest at a rate of 7.0% per annum is payable on a semi-annual basis with the initial payment due on June 1, 2006. The holders of the debentures has the right to convert all or part of the principal and accrued interest into common shares of the Company at $0.35 per share at any time prior to maturity. For the three months ended March 31, 2006, the Company recorded $57,304 as interest expense. Accrued interest as at March 31, 2006 for these seven debentures totaled $78,316.

The total value of the principal of the nine convertible debentures outstanding as of March 31, 2006 was $3,645,000. Repayment of this principle is due according to the following schedule:

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

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 7 — Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                     Three Months Ended
                                                              March 31,                         Cumulative
                                                          2006              2005                 Amounts
Income tax benefit at statutory rate               $   (318,000)       $   (106,000)        $ (2,422,000)
Change in valuation allowance                           318,000             106,000             2,422,000
                                                   $          -         $         -         $           -

Deferred tax assets are as follows at March 31, 2006:
NOL Carry-forward                                                                            $ 2,422,000
Valuation allowance                                                                          (2,422,000)
                                                                                             $         -

The Company has incurred Net Operating Losses of approximately $9,200,000. These losses will be carried forward to offset future taxable income and expire beginning in 2014. However, realization of the future tax benefit of these carry-forwards is contingent on the Company’s ability to generate positive net operations. A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

Note 8 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2006 and 2005, the Company recognized consulting expense of $10,500 each quarter.

The Company has entered into an agreement with Nora Coccaro, the Company’s President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2006 and 2005, the Company recognized consulting expense of approximately $10,500 and $8,025 respectively.

Note 9 — Supplemental Cash Flow Information

During the year ended December 31, 2005, the Company issued 1,250,000 shares of common stock at $0.10 per share for a total of $125,000. The Company also issued 6,270,000 shares of common stock at $0.30 per share for a total of $1,881,000.

In connection with the offering of 6,270,000 shares common stock and $3,320,000 of convertible debentures during the year, a sales commission totaling 5% was authorized for payment to two individuals, comprising of 3% in cash and 2% in warrants to purchase 348,000 shares of Company common stock at $0.30 per share. The warrants granted have a fair market value totaling $191,400.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 9 — Supplemental Cash Flow Information (continued)

During the year ended December 31, 2005, the Company issued 2,334,841 shares of common stock for accounts payable of $201,212, and accrued interest of $32,038. An amount of $116,742 was recorded as a financing cost due to the premium of the prevailing market price at the time of issuance over the stated price in the share for debt swap.

Note 10 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2006.

Note 11— Warrants

During 2005, in connection with the offering of 6,270,000 shares common stock and $3,320,000 of convertible debentures during the year, a sales commission was partially paid in warrants. The warrants are exercisable in whole or in part allowing the holders to purchase 348,000 shares at an exercise price of $0.30 before the expiry date of December 1, 2010. On the date granted, the fair market value of these warrants, totaling $191,400, consisted of $68,970 for warrants issued in connection with the common stock offering, and $122,430 for warrants issued in connection with the debenture offering. The value of the warrants issued in connection with the debenture offering was recorded as a financing expense.

At March 31, 2006, the Company had 348,000 warrants outstanding.

Note 12 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1.

No stock options were granted in 2006 and 2005. No stock options were outstanding at March 31, 2006.

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

March 31, 2006

(Unaudited)

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

There was no impact of discontinued operations for the three months ended March 31, 2006.

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

March 31, 2006

(Unaudited)

Note 16 — Recent Accounting Pronouncements (continued)

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

Note 17 – Subsequent Events

Subsequent to March 31, 2006, the Company plans to raise up to $10,000,000 through an equity financing. Units, comprised of ten common shares and five common share purchase warrants, will be sold for $6.00 each.

On April 10, 2006, the Company entered into a Securities Exchange Agreement (“Securities Agreement”) with Providence and the membership unit holders of Providence for the acquisition of Providence by the Company. On April 10, 2006, the Company entered into a Note Exchange Agreement (“Note Agreement”) with the holders of certain promissory notes issued by Providence whereby the Company intends to acquire the outstanding promissory notes from the note holders in exchange for 12,213,670 shares of the Company ‘s common stock, to be distributed to the note holders as detailed in the Note Agreement. The Company expects to close these transactions, subject to shareholder approval, on June 30, 2006. The closing is further conditioned upon simultaneous closing with the Securities Agreement.

On April 11, 2006, the Company issued 867,493 common shares to Max Fugman upon conversion of a debenture. The conversion extinguished $86,749 of debt consisting of $75,000 of principal repayment and $11,749 in accrued interest.

On April 26, the Company issued 300,000 common shares valued at $360,000 to Nora Coccaro for services rendered.

ITEM 2.          MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

General

The Company is currently involved in business opportunities related to the exploration, development and production of oil and gas resources though we have yet to conclude certain definitive agreements.

Providence Exploration, LLC

On April 10, 2006, we executed (i) a Securities Exchange Agreement to acquire Providence Exploration, LLC, (“Providence”), and its wholly owned subsidiaries Providence Resources, LLC, and PDX Drilling, LLC, and (ii) a Note Exchange Agreement to satisfy the holders of certain promissory notes issued by Providence.

Providence, headquartered in Dallas, Texas, is in the process of exploring and developing oil, gas prospects located in the Marble Falls and Barnett Shale formations in prospect specific areas of the Fort Worth basin. According to the American Association of Petroleum Geologists, over 1 trillion cubic feet (TCF) of gas has already been produced from the Fort Worth basin area of the Barnett Shale formation, and current well completions average over 1.5 million cubic feet (MMCF) of gas per day. Using a geology-based assessment methodology, the U.S. Geological Survey estimates that there are 26.7 trillion cubic feet (TCF) of natural gas yet to be produced from this formation. The formation underlies approximately sixteen counties including Comanche and Hamilton Counties, where Providence has purchased approximately 6,330 acres of oil and gas leases. Providence will retain a 90% working interest in prospective production and its joint venture operating partner, Dallas-based Harding Company, will retain a 10% working interest.

Providence also intends to explore, develop and produce oil and gas from 12,832 acres of oil and gas leases purchased in Val Verde County, Texas, The Val Verde leases include multiple deep drilling targets for natural gas exploration, development and production within the Ellenberger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs. Providence anticipates that Harding will participate as a joint venture operating partner and as a minority interest holder.

PDX Drilling, LLC, (“PDX”) owns and operates one drilling rig and two well service rigs based in Young County, Texas. The equipment is used to service the oil and gas exploration industry. Providence intends to use PDX’s equipment to explore and develop certain of their newly acquired leases. PDX will also continue to offer its services to competing well operators. Providence Resources, LLC, is a non-operating entity.

Under the terms and conditions of the Securities Exchange Agreement the unit holders of Providence are to exchange 1,250,000 units or 100% of the membership interest in Providence for 4,286,330 shares of the Company, which shares are to be distributed to Providence’s unit holders on a pro rata basis on the closing date. Pursuant to the Note Exchange Agreement, the holders of certain promissory notes issued by Providence will exchange such notes for 12,213,670 shares of the Company, which shares will be distributed to the promissory note holders on the closing date.

The Securities Exchange Agreement and the Note Exchange Agreement must close concurrently and obtain the approval of our shareholders. The Company anticipates shareholder approval and the closing of both agreements on June 30, 2006.

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

Short Term Plan

The Company’s short term plan of operations is, subject to shareholder approval, to complete the acquisition of Providence. Management anticipates holding a special shareholders meeting and prospective closing on June 30, 2006. The Company is also in the process of raising additional capital by way of common stock offerings to fund the exploration, development and eventual production from those properties Providence has under lease.

Long Term Plan

On completion of the acquisition, Providence, working with Harding Company intends:

o to seismically explore both the Marble Falls and Barnett Shale formations and the Val Verde basin;

o to interpret the seismic data;

o to develop the Marble Falls and Barnett Shale formation leases for oil and gas production;

o to develop the Val Verde basin leases which include multiple deep drilling targets for natural gas production; and

o to expand PDX's services with local well operators.

Results of Operations

During the three month period ended March 31, 2006, we were involved in finalizing those agreements pertaining to the intended acquisition of Providence and financing activities.

We expect to recognize revenues within the next twelve months of operation, subject to the closing of the acquisition of Providence and the successful realization of oil and gas production from exploration and development activities. However, we can provide no assurance that oil and gas exploration and development activities will ever produce revenue.

The Company has historically not been able to generate sufficient cash flow from operations to sustain its business and there can be no assurance that the Company will ever be able to generate sufficient cash flows to sustain operations. The Company’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter the prospect of revenue growth. The Company’s financial condition and results of operations have depended historically on debt and equity financing from related parties.

The Company believes that any expectation of achieving profitably in the near term will require the closing of the acquisition of Providence and a significant increase in debt or equity to pursue the development of oil and gas resources. However, the Company can offer no assurance that the acquisition of Providence will be completed or that significant debt or equity funding will be available to the Company over the next twelve months. Should the Company fail to develop its operations over the next twelve months, ordinary expenses may compromise the Company’s ability to fulfill its plan of operation.

Losses

Net losses for the three month period ended March 31, 2006, increased to $91,987 from $61,195 for the three month period ended March 31, 2005, an increase of 50%. The increase in net losses over the comparative three month periods can be attributed to an increase in general and administrative expenses and an increase in interest expense. We did not generate any revenues during this period.

We may continue to operate at a loss through fiscal 2006 due to the nature of the Company’s prospective oil and gas exploration and development operations and cannot determine whether we will ever generate revenues from operations. We do however expect to generate revenues in the event that Providence is successful in oil and gas exploration activities.

Expenses

General and administrative expenses for the three month period ended March 31, 2006, increased to $98,860 from $36,029 for the three month period ended March 31, 2005, an increase of 174%. The increase in general and administrative expenses over the comparative three month periods can be attributed to increases in legal, consulting and accounting costs. The Company expects that general and administrative expenses will increase as the Company expands its operations.

Depreciation expenses for the three months ended March 31, 2006 and 2005 were $1,019 and $10,243 respectively.

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

The Company and Providence executed a Secured Revolving Replacement Promissory Note (“Note”) to loan up to $5,000,000 to Providence to fund the purchase of its lease interests, initial exploration and development along with working capital. The Note is secured by the assets of Providence including all of Providence’s right and title to leases of oil, gas and mineral. The Note bears interest at 7% per annum and is to be paid in full by December 1, 2006. As of March 31, 2006, the Note had accrued interest of $75,726. The Company has loaned approximately $4,200,000 to Providence as of March 31, 2006.

On April 20, 2006, the Company commenced an equity financing of up to $10,000,000. The offering consists of $6.00 units, each unit comprised of 10 common shares and 5 common share purchase warrants. The warrants are exercisable at $1.20 for a period of 3 years from the date of grant.

The Company had a working capital surplus of $4,845,151 as of March 31, 2006, and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o our anticipated financial performance and business plan;

o the sufficiency of existing capital resources;

o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties related to the Company's future business prospects with Providence;

o the ability of the Company to generate revenues to fund future operations;

o the volatility of the stock market and;

o general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Since our inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $9,285,087 at March 31, 2006. During the three month period ended March 31, 2006, we recorded a net loss of $91,987. We will continue to incur operating losses until such time as we complete a transaction with a suitable business opportunity that produces sufficient revenue to fund operations. Management anticipates that the intended acquisition of Providence will provide such an opportunity upon producing oil and gas revenue. Our expectation of future profitability is dependent upon our ability to develop a revenue producing business opportunity, which development can in no way be assured. Therefore, we may never achieve profitability.

There can be no assurance that the Company will acquire Providence as a wholly owned subsidiary.

On April 10, 2006, we executed agreements to acquire Providence. We will need to submit the prospective transaction to a vote of our shareholders before we proceed to close the acquisition. We can offer no assurance that our shareholders will approve the acquisition or whether, upon approval, that we will close the agreement in a timely fashion thereafter, if ever.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $9,153,101 as of December 31, 2005, which increased to $9,285,087 at March 31, 2006. The continuation of the Company’s operations is dependent upon the continuing financial support of creditors and stockholders, obtaining short and long term financing, and achieving profitability. These conditions and dependencies raise substantial doubt about the Company’s ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure. (b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On April 26, the Company issued 300,000 common shares valued at $360,000 to Nora Coccaro, the Company’s executive officer and a director, for services rendered. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

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

On April 11, 2006, the Company issued 867,493 common shares to Max Fugman upon conversion of a debenture. The conversion extinguished $86,749 of debt consisting of $75,000 of principal repayment and $11,749 in accrued interest. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock upon conversion of a debenture; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of May 2006.

Healthbridge, Inc.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive, Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(b)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003)
3(ii)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
10(i)	*	The 2004 Benefit Plan of Healthbridge, Inc. dated May 24, 2004 (incorporated by reference from the Form S-8 filed with the Commission on May 26, 2004).
10(ii)	*	Extension of the Term of Series "A" Convertible Debenture Certificate with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005)
10(iii)	*

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