Form 10QSB
period 2006-06-30
HEALTHBRIDGE INC
filed 2006-08-11
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 .

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 10, 2006 was 31,337,734.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of June 30, 2006	4
Unaudited Consolidated Statement of Operations for the three and six month periods ended June 30, 2006 and 2005 and the period from inception to June 30, 2006	5
Unaudited Consolidated Statement of Cash Flows for the three and six month periods ended June 30, 2006 and 2005 and the period from inception to June 30, 2006	7
Notes to Unaudited Consolidated Financial Statements	9

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	19
ITEM 3. CONTROLS AND PROCEDURES	28
PART II.
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	29
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5. OTHER INFORMATION	30
ITEM 6. EXHIBITS	30
SIGNATURES	31
INDEX TO EXHIBITS	32

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

                                                HEALTHBRIDGE, INC.
                                          (A Development Stage Company)
                                            CONSOLIDATED BALANCE SHEET
                                                  June 30, 2006

ASSETS

Current assets:
   Cash                                                                                 $                6,801,018
   Prepaid expenses                                                                                         40,000
   Promissory note receivable (including interest)                                                       5,403,954
                                                                                            -----------------------

     Total current assets                                                                               12,244,973

Property and equipment, net                                                                                      -
                                                                                            -----------------------

     Total assets                                                                       $               12,244,973
                                                                                            =======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                     $                   25,840
   Accrued expenses                                                                                        163,174
   Related party payables                                                                                   38,500
                                                                                            -----------------------

     Total current liabilities                                                                             227,514
                                                                                            -----------------------

Convertible debentures                                                                                   3,570,000
                                                                                            -----------------------

     Total Liabilities                                                                                   3,797,514
                                                                                            -----------------------

Stockholders' deficit:
   Preferred stock, $.0001 par value, 25,000,000 shares

      authorized, no shares issued and outstanding                                                               -
   Common stock, $.0001 par value, 50,000,000 shares
      authorized, 17,816,144 shares issued and outstanding                                                   1,782
   Additional paid-in capital                                                                           12,035,992
   Common share subscriptions                                                                            7,253,220
   Accumulated other comprehensive income                                                                   15,124
   Deficit accumulated during the development stage                                                   (10,858,659)
                                                                                            -----------------------

     Total stockholders' equity                                                                          8,447,459
                                                                                            -----------------------

     Total liabilities and stockholders' equity                                         $               12,244,973
                                                                                            =======================

                              The accompanying notes are an integral part of these financial statements.

                                                                    HEALTHBRIDGE, INC.
                                                               (A Development Stage Company)
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         Three and six months ended June 30, 2006 and 2005 and Cumulative Amounts
                                                                   Three months ended June 30,            Six months ended June 30,             Cumulative
                                                                     2006              2005                  2006             2005                Amounts
                                                                  ------------     -------------         -------------     -----------          ------------
General and administrative expenses                            $      520,766   $        63,772       $       619,572   $     117,023        $    3,945,841

    Loss from operations                                            (520,766)          (63,772)             (619,572)       (117,023)           (3,945,841)

Other income (expense):
                                                                   1,212,034)           (7,907)           (1,277,367)        (15,956)
  Interest expense                                                                                                                              (1,618,504)
  Interest income                                                     119,227               412               191,380             517               223,558
                                                                  ------------     -------------         -------------     -----------          ------------

    Loss before provision for income taxes

       and discontinued operations                                 1,613,572)          (71,267)           (1,705,558)       (132,462)           (5,340,786)

Provision for income taxes                                                  -                 -                     -               -                     -
                                                                  ------------     -------------         -------------     -----------          ------------

 Loss before discontinued operations                              (1,613,572)          (71,267)           (1,705,558)       (132,462)           (5,340,786)

Gain (loss) from discontinued operations, net of tax                        -         (259,659)                     -       (259,659)           (3,407,279)
                                                                  ------------     -------------         -------------     -----------          ------------
    Net loss before cumulative effect

         of accounting change                                     (1,613,572)         (330,926)           (1,705,558)       (392,121)           (8,748,065)

Cumulative effect of accounting change, net of tax                          -                 -                     -               -             (102,500)
                                                                  ------------     -------------         -------------     -----------          ------------

    Net loss                                                      (1,613,572)         (330,926)           (1,705,558)       (392,121)           (8,850,565)
                                                                  ============     =============         =============     ===========          ============
                                                                  ============     =============         =============     ===========          ============

Other Comprehensive Income
 Foreign currency translation adjustment                              (3,095)             5,265                   754           9,190                15,124
                                                                  ------------     -------------         -------------     -----------          ------------
Net Comprehensive Income (Loss)                               $   (1,616,667)    $     (325,661)      $    (1,704,804)   $   (382,931)       $   (8,835,441)

                                                                  ============     =============         =============     ===========          ============

Loss per share from Continuing Operations basic/diluted              $ (0.09)          $ (0.01)              $ (0.10)        $ (0.02)
                                                                  ============     =============         =============     ===========
Net Loss per common share - basic and diluted                        $ (0.09)          $ (0.04)              $ (0.10)        $ (0.05)
                                                                  ============     =============         =============     ===========
Weighted average common shares -

 Basic and diluted                                                 17,485,400         7,870,500            16,985,900       7,400,900
                                                                  ============     =============         =============     ===========
                              The accompanying notes are an integral part of these financial statements.

                                                                   HEALTHBRIDGE, INC.
                                                               (A Development Stage Company)
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Three and six months ended June 30, 2006 and 2005 and Cumulative Amounts
                                                                 Three months ended June 30,            Six months ended June 30,               Cumulative
                                                                      2006             2005                 2006              2005               Amounts
                                                                  -------------    -------------        --------------     -----------         -------------
Cash flows from operating activities:

  Net loss                                                    $    (1,613,572)  $     (330,926)     $     (1,705,558)   $   (392,121)      $    (8,850,565)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock and stock option compensation expense                      1,625,755                -             1,625,755               -             3,215,619
    Depreciation and amortization                                            -           10,302                 1,019          20,545               152,757
    Discontinued operations                                                  -          262,890                     -         262,890             2,542,150
    Gain on write-off of liabilities                                         -                -                     -               -              (96,270)
    (Increase) decrease in:
      Accounts receivable and prepaid expenses                       (124,152)            2,785             (182,977)               -             (194,074)
    Increase (decrease) in:
      Accounts payable                                                (28,044)           11,003              (94,027)          22,374               525,079
      Accrued expenses                                                  36,154            7,127               101,471          14,386               394,698
      Related party payables                                            11,097          (6,230)                25,000        (11,325)               138,812
                                                                  -------------    -------------        --------------     -----------         -------------

       Net cash used in operating activities                          (92,762)         (43,049)             (229,317)        (83,251)           (2,171,795)
                                                                  -------------    -------------        --------------     -----------         -------------
Cash flows from investing activities:

  Proceeds paid for promissory notes Receivable                    (1,036,756)                -           (2,169,076)               -           (5,244,076)
  Acquisition of intangible assets                                           -                -                     -               -             (150,398)
  Acquisition of property and equipment                                      -                -                     -               -               (3,740)
                                                                  -------------    -------------        --------------     -----------         -------------

       Net cash used in investing activities                       (1,036,756)                -           (2,169,076)               -           (5,398,214)
                                                                  -------------    -------------        --------------     -----------         -------------
Cash flows from financing activities:
  Proceeds from notes payable                                                -                -                     -               -               692,999
  Issuance of common stock                                                   -           50,000                     -         125,000             3,081,233
  Common stock subscriptions                                         7,253,220                -             7,253,220               -             7,253,220
  Commissions paid to raise convertible debentures                    (75,000)                -              (75,000)               -             (116,673)
  Proceeds from convertible debentures                                       -                -                     -               -             3,654,173
  Payments on notes payable                                                  -                -                     -               -             (194,048)
                                                                  -------------    -------------        --------------     -----------         -------------

  Net cash provided by financing activities                          7,178,220           50,000             7,178,220         125,000            14,370,904
                                                                  -------------    -------------        --------------     -----------         -------------
Change in accumulated other comprehensive income                       (3,095)            5,265                   754           9,190                15,124
                                                                  -------------    -------------        --------------     -----------         -------------
  Net increase (decrease) in cash                                    6,045,606           12,216             4,780,580          50,939             6,816,018
Cash, beginning of period                                              770,412           76,009             2,035,438          37,286                     -
                                                                  -------------    -------------        --------------     -----------         -------------
Cash, end of period                                           $      6,816,018  $        88,225     $       6,816,018   $      88,225      $      6,816,018
                                                                  =============    =============        ==============     ===========         =============
                              The accompanying notes are an integral part of these financial statements.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Healthbridge, Inc. (“Healthbridge”) and its wholly owned subsidiary, Healthbridge AG (collectively “the Company”). Healthbridge was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary during 2002.

On January 25, 2002, the Company acquired certain patents related to the infectious medical waste sterilization and disposal technologies developed in Germany. The Company’s operations consisted primarily of (1) developing a marketing strategy, (2) pursuing and assembling a management team, and (3) obtaining sufficient working capital through loans from shareholders and debt and equity financing. During the fourth quarter of 2005, the Company decided to discontinue all operations connected to the Valides® Modular Infectious Waste Disposal System and the Medides System due to the unsatisfactory level of revenue generated to date.

On November 21, 2005, the Company executed a letter of intent to acquire Providence Exploration, LLC (“Providence”), as a wholly owned subsidiary in a stock for ownership exchange. On April 10, 2006 the Company executed a Securities Exchange Agreement, whereby the Company intends to issue 4,286,330 shares of common stock in exchange for 100% of the issued and outstanding membership units of Providence and a Note Exchange Agreement, whereby the Company intends to issue 12,213,670 shares of common stock to the holders of certain outstanding promissory notes issued by Providence in exchange for the promissory notes, subject to shareholder approval. The closing is further conditioned upon the Company’s commitment to loan Providence up to $5,000,000, and the concurrent closing of the Securities Exchange Agreement and the Note Exchange Agreement.

Providence is in involved in exploration activities for the recovery of oil and gas from the Marble Falls and Barnett Shale formations in the Fort Worth basin and from the Ellenburger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs in Val Verde County. The Fort Worth basin prospects include approximately 7,374 acres of oil and gas leases and the Val Verde County prospects include approximately 12,832 acres of oil and gas leases. Providence has a 90% working interest and its joint venture operating partner, Harding Company, has a 10% working interest in the Fort Worth basin projects. On the Val Verde County leases Providence has an 82.5% working interest and Harding has a 5% working interest. Providence also owns and operates one drilling rig and two well service rigs based in Young County, Texas.

As of June 30, 2006, the Company was in the process of completing a private placement of up to $10,000,000 in equity to fund the exploration and development of Providence’s leased properties. The Company is considered a development stage company as defined in SFAS No. 7.

Principles of Consolidation

The consolidated financial statements include the accounts of Healthbridge, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

June 30, 2006

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

Earnings Per Share computation for Continuing operations:
                                                                                 Six months ended June 30,
                                                                                  2006                 2005

              Numerator - (loss from continuing operations)              $      (1,705,558)            (132,462)
              Denominator - weighted average
                      number of shares outstanding                              16,985,900             7,400,900

              Loss per share                                             $           (0.10)    $           (0.02)

Earnings Per Share computation from Discontinued Operations:
                                                                                 Six months ended June 30,
                                                                                  2006                 2005

              Numerator - (loss from discontinued operations)            $             Nil             (259,659)
              Denominator - weighted average
                      number of shares outstanding                              16,985,900             7,400,900

              Loss per share-discontinued operations                     $          (0.00)     $           (0.03)

Earnings Per Share computation for Net Income:
                                                                                 Six months ended June 30,
                                                                                  2006                 2005

              Numerator - (Net Loss )                                    $     (1,704,804)              (382,931)
              Denominator - weighted average
                      number of shares outstanding                              16,985,900             7,400,900

              Loss per share                                             $           (0.10)    $           (0.05)

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Stock-Based Compensation

At June 30, 2006, the Company has stock-based employee compensation plans, which are described in greater detail in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.” Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123 (R), the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                           Six months ended June 30,
                                                                            2006              2005

Net loss as reported                                                   $ (1,704,804)    $ (382,931)

Deduct:
         Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                        -               -

Net loss pro forma                                                     $ (1,704,804)    $ (382,931)

Loss per share - basic and diluted:
         As reported                                                   $           (.10)         $         (.05)
         Pro forma                                                     $           (.10)         $         (.05)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At June 30, 2006, the Company had $6,801,018 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Note 2 — Going Concern

As of June 30, 2006, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Note 3 — Promissory Note Receivable

As of June 30, 2006, the Company has advanced $5,244,076 to Providence Exploration LLP in exchange for a secured revolving promissory note. The note is secured by the assets of Providence Exploration including all of the debtor’s rights, titles and interests in certain leases of oil, gas and mineral interests located in the Comanche and Hamilton counties of Texas. The face value of the note increases to match the amounts advanced by the Company. The note bears interest at 7.0% per annum and is to be paid in full by December 1, 2006. As of June 30, 2006, the accrued interest was $159,878.

Note 4 — Patents

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

June 30, 2006

(Unaudited)

Note 4 — Patents (continued)

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

Note 5-- Property and Equipment
Property and equipment consist of the following at June 30, 2006:
         Equipment                                            $        3,740
         Less accumulated depreciation                                 (3,740)
                     Net Value                                $              -

Depreciation expense for the six months ended June 30, 2006 and 2005 was $1,019 and $20,545 respectively.

Note 6 — Convertible Debentures

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

June 30, 2006

(Unaudited)

Note 6 — Convertible Debentures (continued)

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

On April 11, 2006, the principal amount of the $75,000 debenture to Max Fugman and $3,863 of accrued interest were converted into shares of common stock at $0.10 per share. After applying the 10% bonus, the Company issued 867,493 shares of common stock to extinguish $86,749 of debt consisting of $75,000 of principal repayment and $11,749 in accrued interest. The Company recorded interest expense of $954,243 to reflect the value of the shares issued upon conversion in excess of the book amount.

On June 15, 2006, the interest accrued on the $250,000 debenture to Global Convertible Megatrend Ltd. was converted into shares of common stock at $0.10 per share. The Company issued 167,810 shares for $16,781 of interest owed. The Company recorded interest expense of $192,982 to reflect the value of the shares issued upon conversion in excess of the book amount.

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

For the six months ended June 30, 2006, the Company recorded $1,277,226 as interest and financing expense relating to convertible debentures. Accrued interest as at June 30, 2006 for all outstanding debentures totaled $163,174.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 6 — Convertible Debentures (continued)

The total value of the principal of the eight convertible debentures outstanding as of June 30, 2006 was $3,570,000. Repayment of this principle is due according to the following schedule:

                  Year                      Principal Repayment
                  2006                                  -
                  2007                                  -
                  2008                                  -
                  2009                                  -
                  2010                        $ 3,570,000

Note 7 — Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

Six Months Ended June 30,

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

Deferred tax assets are as follows at June 30, 2006:

NOL Carry-forward                                                                            $     2,422,000
Valuation allowance                                                                              (2,422,000)
                                                                                             $             -

The Company has incurred Net Operating Losses of approximately $10,860,000. These losses will be carried forward to offset future taxable income and expire beginning in 2014. However, realization of the future tax benefit of these carry-forwards is contingent on the Company’s ability to generate positive net operations. A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 8 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2006 and 2005, the Company recognized consulting expense of $28,500 and $21,000 respectively.

The Company has entered into an agreement with Nora Coccaro, the Company’s chief executive officer, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2006 and 2005, the Company recognized consulting expense of approximately $388,500 and $20,981 respectively. Of the current year charge, $360,000 relates to the deemed value of 300,000 shares of common stock issued to the chief executive officer on April 26, 2006.

Note 9 — Supplemental Cash Flow Information

During the first six months of 2006, the Company issued 1,335,303 shares of common stock valued at $1,610,755 for debt. During the year ended December 31, 2005, the Company issued 1,250,000 shares of common stock at $0.10 per share for a total of $125,000. The Company also issued 6,270,000 shares of common stock at $0.30 per share for a total of $1,881,000.

In connection with the offering of 6,270,000 shares common stock and $3,320,000 of convertible debentures during the 2005 year, a sales commission totaling 5% was authorized for payment to two individuals, comprising of 3% in cash and 2% in warrants to purchase 348,000 shares of Company common stock at $0.30 per share. The warrants granted have a fair market value totaling $191,400.

During the year ended December 31, 2005, the Company issued 2,334,841 shares of common stock for accounts payable of $201,212, and accrued interest of $32,038. An amount of $116,742 was recorded as a financing cost due to the premium of the prevailing market price at the time of issuance over the stated price in the share for debt swap.

Note 10 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2006.

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 11 — Warrants

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

At June 30, 2006, the Company had 348,000 warrants outstanding.

Note 12 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1. No stock options were granted in 2006 and 2005. No stock options were outstanding at June 30, 2006.

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

Note 15 — Discontinued Operations

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

June 30, 2006

(Unaudited)

Note 15 — Discontinued Operations (continued)

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

There was no impact of discontinued operations for the six months ended June 30, 2006.

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

HEALTHBRIDGE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 17 — Subsequent Events

On July 21, 2006, the Company concluded a private placement of common equity which consisted of the sale of $6.00 units comprised of 10 shares of common stock and 5 share purchase warrants, authorizing the issuance of 13,556,590 restricted shares of common stock and the delivery of 6,778,295 share purchase warrants, exercisable at $1.00 for a period of 3 years from the date of grant, for cash consideration of $8,112,954.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

General

On November 18, 2005, the Company entered into a letter of intent with Providence Exploration, LLC, (“Providence”) which considered a stock exchange for the Company’s acquisition of Providence subject to the parties satisfaction of certain conditions precedent to the acquisition, namely, the Company’s obligation to loan Providence up to $5,000,000 to fund its oil and gas exploration and development activities and lease purchases, and the execution of a definitive agreement. A secured promissory note was executed on December 1, 2005, to secure the Company’s financing obligation. Definitive agreements to acquire Providence, a Securities Exchange Agreement and a Note Exchange Agreement, were executed on April 10, 2006.

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

The Company is determined to enter into the exploration, development and production of oil and gas resources with the acquisition of Providence. The closing of the agreements is subject to stockholder approval. Should the Company’s stockholders reject our intended acquisition of Providence, our plan of operation will be to seek alternative business combinations or acquisitions to create value for our stockholders.

Short Term Plan

The Company’s short term plan is, subject to shareholder approval, to complete the acquisition of Providence. Management anticipates holding a special shareholders meeting and prospective closing on or before September 29, 2006.

Long Term Plan

The Company’s long term plan is to operate within the oil and gas industry upon completion of the acquisition of Providence.

Providence was organized in Texas as a limited liability company on July 12, 2005 and is an exploration stage company. Currently, Providence has no proved oil or gas reserves as its properties are in the very early stages of development.

Providence is engaged in three lines of business: (1) oil and gas exploration, (2) acquiring, refurbishing and selling drilling and service rigs, and (3) providing drilling services. The oil and gas exploration activities are conducted for Providence in Comanche and Hamilton Counties, Texas, and in Val Verde County, Texas by Harding Company. The drilling rig acquisition and sales business and the drilling services business are conducted through Providence’s wholly owned subsidiary PDX Drilling I, LLC (“PDX”) in Young County, Texas. Providence Resources, LLC, is a wholly owned subsidiary of Providence without operations.

Comanche and Hamilton Counties

Structure of Transaction.

On October 1, 2005, Providence executed a Joint Exploration Agreement with Harding Company to purchase interests in approximately 6,272 acres of oil and gas leases located in Comanche and Hamilton Counties, Texas, in exchange for $3,136,273. Providence acquired a 90% working interest while Harding Company retained a 10% working interest in the leases. Providence has the right to earn a 68.4% net revenue interest by fulfilling its financial commitments. Pursuant to the Joint Exploration Agreement, Harding Company will conduct seismic research on the lands covered by the project, make recommendations on drill site locations, and drill and operate wells located within the project. Providence will be responsible for one hundred percent (100%) of the costs associated with conducting the seismic program, drilling, and completing the wells on the project. Harding Company will share ten percent (10%) of the expenses relating to the shipment of gas produced from project wells. Through this arrangement, Providence intends to develop and produce oil and gas from the Marble Falls and Barnett Shale formations in prospect specific areas of the Fort Worth basin.

Harding Company.

Harding Company (www.hardingcompany.com) is a 52 year old, Dallas-based oil and gas exploration, development and operating company. While it has conducted operations throughout Texas and the region, it is currently primarily engaged in conducting operations in the Barnett Shale. Harding Company has extensive experience in implementing three dimensional seismic and horizontal drilling techniques.

Development Activities to Date.

Since executing the Joint Exploration Agreement, Providence and Harding Company have completed the acquisition of leases covering the project and seismic operations. Based on the results of the seismic operations, Providence acquired an additional 1,102.53 acres and identified the first three drill sites. Leases covering the additional lands were purchased for $330,751.50 in early July and bring the total acreage covered by the project to 7,374 acres. Harding commenced drilling in June and will now focus on post drilling “fracing” — the fracturing of geologic formations which opens up pathways for oil or gas to flow to the well. A full evaluation of the initial prospects is expected in September.

Timetable for Activities.

       --------------------- ----------- ---------- ------------ ----------- ------------ -----------
       2006                     July      August     September    October     November     December
       --------------------- ----------- ---------- ------------ ----------- ------------ -----------
         # Of Wells              3                                   2            1
       --------------------- ----------- ---------- ------------ ----------- ------------ -----------
       --------------------- ----------- ---------- ------------ ----------- ------------ -----------
         Land                  $330,757
         Drill and Complete  $3,535,920                          $1,660,920   $1,875,000
       TOTALS                $3,866,677                          $1,660,920   $1,875,000
       --------------------- ----------- ---------- ------------ ----------- ------------ -----------

       --------------------- ---------- ----------- ------------ ----------- ------------ ----------- --------------
       2007                   January    February      March       April         May         June      Grand Total
       --------------------- ---------- ----------- ------------ ----------- ------------ ----------- --------------
         # Of Wells                                                                                         6
       --------------------- ---------- ----------- ------------ ----------- ------------ ----------- --------------
       --------------------- ---------- ----------- ------------ ----------- ------------ ----------- --------------
         Land                                                                                              $330,757
         Drill and Complete                                                                              $7,071,840
       TOTALS                                                                                            $7,402,597
       --------------------- ---------- ----------- ------------ ----------- ------------ ----------- --------------

Val Verde County

Structure of the Transaction.

On March 30, 2006, Providence closed an Agreement for Purchase and Sale with Global Mineral Solutions, L.P., to purchase approximately 12,832 acres of oil and gas leases located in Val Verde County, Texas, in exchange for $3,849,600, of which $1,924,800 was paid in cash and $1,924,500 by a promissory note convertible into 3,500,000 shares of our common stock within 30 days of the Company’s acquisition of Providence. Global Mineral Solutions, L.P. retained a thirteen percent (13%) carried interest in the project that will convert to a thirteen percent (13%) working interest after the completion of the first eight wells in the project.

Description of Val Verde Target.

The Val Verde leases include multiple deep drilling targets for natural gas exploration, development and production within the Ellenberger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs.

Harding Company Participation.

Pursuant to a Letter of Intent dated February 21, 2006, and a subsequent Letter Agreement relating thereto dated March 30, 2006, Harding Company agreed to operate and fund five percent (5%) of the proposed three dimensional seismic program that will be conducted over the project. During the program, Harding Company will be paid $25,000 per month and one hundred percent (100%) of the costs associated with obtaining third party consulting relating to the interpretation of the seismic program. In addition, Harding Company agreed to act as operator for the project, has acquired a five percent (5%) working interest in the leases for $192,480 and obtained an option to acquire an additional five percent (5%) working interest in the leases on or before March 31, 2007 by paying Providence an amount equal to eleven and one half percent (11.5%) of the costs associated with the operations of drilling the first eight (8) wells on the project.

Development Activities to Date.

Harding Company and a seismic consultant with extensive experience in the project area have scoped and prepared instructions for “seismic” activities — the location of oil through the use of sound waves projected into the earth. Providence has begun receiving bids for conducting seismic operations on the project.

Timetable for Activities.

         ------------------- ----------- ------------ ------------ ----------- ----------- -------------
         2006                   July       August      September    October     November     December
         ------------------- ----------- ------------ ------------ ----------- ----------- -------------
           # of wells
         ------------------- ----------- ------------ ------------ ----------- ----------- -------------
         ------------------- ----------- ------------ ------------ ----------- ----------- -------------
           3D  Seismic
           Wells
           Overhead             $25,000      $25,000      $25,000     $25,000     $25,000       $25,000
         ------------------- ----------- ------------ ------------ ----------- ----------- -------------
         TOTALS                 $25,000      $25,000      $25,000     $25,000     $25,000       $25,000
         ------------------- ----------- ------------ ------------ ----------- ----------- -------------

         ------------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
         2007                 January     February       March       April        May         June       Grand Total
         ------------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
           # of wells                                                                          1/2           1/2
         ------------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
         ------------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
           3D  Seismic       $1,950,000   $1,950,000      $50,000     $50,000                             $4,000,000
           Wells                                                                            $2,250,000    $2,250,000
           Overhead             $25,000      $25,000      $25,000     $25,000     $25,000      $25,000      $300,000
         ------------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------
         TOTALS              $1,975,000   $1,975,000      $75,000     $75,000     $25,000   $2,275,000    $6,550,000
         ------------------ ------------ ------------ ------------ ----------- ----------- ------------ -------------

Acquisition and Disposition of Drilling and Service Rigs

PDX is involved in the acquisition, refurbishment and sale of drilling and service rigs, in addition to providing drilling services. Drilling rigs are used to drill an oil and gas well while service rigs are used to rework and maintain existing oil and gas wells. Since inception, PDX has acquired one drilling rig, two service rigs with the basic components to build two additional drilling rigs and sold one service rig and one drilling rig. PDX believes that increased drilling activity in the Barnett Shale region has and will continue to expand the demand for drilling and service rigs in that area. Therefore, PDX intends to continue to purchase used rigs for refurbishment and sale or for providing drilling services on a contract basis.

Provision of Drilling Services

During the last half of 2005 and the first calendar quarter of 2006, PDX provided drilling services to operators in the Graham, Texas, area. During such period, PDX drilled four wells and serviced a number of existing wells with the service rigs. PDX’s management has determined that labor costs caused by a shortage of qualified personnel, equipment maintenance costs and general overhead were in excess of that anticipated which has lead to losses from such operations. Therefore, PDX has determined to limit its drilling operations except for such testing operations that were ancillary to its more attractive refurbishment and resale activities.

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

Results of Operations

During the six month period ended June 30, 2006, we were involved in finalizing those agreements pertaining to the intended acquisition of Providence and raising additional capital by way of common stock offerings to fund the exploration, development and eventual production from those properties Providence has under lease.

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

The Company believes that any expectation of achieving profitably in the near term will require the closing of the acquisition of Providence and a significant increase in debt or equity to pursue the development of oil and gas resources. However, the Company can offer no assurance that the acquisition of Providence will be completed or that significant debt or equity funding will be available to the Company over the next twelve months. Should the Company fail to develop its operations over the next twelve months, ordinary expenses may compromise the Company’s ability to fulfill its anticipated plan of operation.

Losses

Net losses for the three month period ended June 30, 2006, increased to $1,616,667 from $325,661 for the three month period ended June 30, 2005. Net losses for the six month period ended June 30, 2006, increased to $1,704,804 from $382,931 for the six month period ended June 30, 2005. The increase in net losses over the comparative three and six month periods can be primarily attributed to an increase in general and administrative expenses and an increase in interest expense. We did not generate any revenues during this period.

We may continue to operate at a loss through fiscal 2006 due to the nature of the Company’s prospective oil and gas exploration and development operations and cannot determine whether we will ever generate revenues from operations. We do however expect to generate future revenues in the event that Providence is successful in oil and gas exploration activities.

Expenses

General and administrative expenses for the three month period ended June 30, 2006, increased to $520,766 from $63,772 for the three month period ended June 30, 2005. General and administrative expenses for the six month period ended June 30, 2006, increased to $619,572 from $117,023 for the six month period ended June 30, 2005. The increase in general and administrative expenses over the comparative three and six month periods can be attributed to increases in legal, consulting and accounting costs related to Providence acquisition and our common stock offering. The Company expects that general and administrative expenses will increase as the Company expands its operations following the acquisition of Providence.

Interest expenses for the for the three month period ended June 30, 2006, increased to $1,212,034 from $7,907 for the three month period ended June 30, 2005. Interest expenses for the for the six month period ended June 30, 2006, increased to $1,277,367 from $15,956 for the six month period ended June 30, 2005. The increase in interest expense over the comparative three and six month periods can be attributed to the financing related to eight outstanding convertible debentures with a principal value equal to $3,570,000 as of June 30, 2006.

Depreciation expenses for the three months ended June 30, 2006 and 2005 were $0 and $10,302 respectively. Depreciation expenses for the six months ended June 30, 2006 and 2005 were $1,019 and $20,545 respectively.

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to June 30, 2006.

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

Liquidity and Capital Resources

The Company had current and total assets of $12,244,973 as of June 30, 2006. These assets consisted of cash on hand of $6,801,018, prepaid expenses of $40,000, and promissory notes receivable from Providence totaling $5,403,954. Net stockholders equity in the Company was $8,447,459 at June 30, 2006.

The Company and Providence executed a Secured Revolving Replacement Promissory Note (“Note”) to loan up to $5,000,000 to Providence to fund the purchase of its lease interests, initial exploration and development along with working capital. The Note is secured by the assets of Providence including all of Providence’s right and title to leases of oil, gas and mineral interests. The Note bears interest at 7% per annum and is to be paid in full by December 1, 2006. As of June 30, 2006, the Note had accrued interest of $159,878. The Company had loaned the full amount to Providence as of June 30, 2006.

On April 20, 2006, the Company commenced an equity financing of up to $10,000,000. The offering consisted of $6.00 units; each unit is comprised of 10 common shares and 5 common share purchase warrants. The warrants are exercisable at $1.00 for a period of 3 years from the date of grant. We offered the shares pursuant to an exemption from registration provided by Regulation D, Rule 506, for shares sold in the United States to accredited investors, and an exemption from registration provided by Regulation S for shares sold abroad. The Company agreed to pay brokers a commission on proceeds from the offering of 6½% in cash and 5% in purchase warrant coverage at a purchase price of $0.72. The Company proposes to use the proceeds from the offering in the following estimated amounts: $6,450,000 for oil and gas exploration and development costs, $850,000 for general working capital, $425,000 for finders’ fees, $350,000 for salaries and consulting fees, and $30,000 for legal and transfer agent fees. Actual expenditures of the proceeds of the offering may differ substantially from the estimated use of proceeds. The Company closed the financing on July 21, 2006, having raised $8,112,954.

The Company had a working capital surplus of $12,017,459 as of June 30, 2006, and has funded its cash needs from inception through revenues and a series of debt and equity transactions, including several private placements.

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

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $10,858,659 at June 30, 2006. During the three month period ended June 30, 2006, we recorded a net loss of $1,616,667. We will continue to incur operating losses until such time as we complete a transaction with a suitable business opportunity that produces sufficient revenue to fund operations. Management anticipates that the intended acquisition of Providence will provide such an opportunity upon producing oil and gas revenue. Our expectation of future profitability is dependent upon our ability to develop a revenue producing business, which may or may not eventuate. Therefore, we may never achieve profitability.

The Company may not acquire Providence as a wholly owned subsidiary, leaving us without operations.

On April 10, 2006, the Company executed agreements to acquire Providence as a wholly owned subsidiary. We plan to submit these agreements for a vote of our shareholders before closing the acquisition. Our shareholders may not approve these agreements, leaving us without business operations.

Oil and natural gas drilling and producing operations involve various risks which could result in losses.

Should the Company acquire Providence, there can be no assurance that Providence’s business will be successful or that we will realize a profit. Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. There can be no assurance that any new wells drilled by Providence will be productive or that Providence will recover all or any portion of its investment in such wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. The seismic data and other technologies Providence uses do not allow it to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, Providence’s drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

o        unexpected drilling conditions;
o        title problems;
o        pressure or irregularities in formations;
o        equipment failures or accidents;
o        adverse weather conditions;
o        compliance with environmental and other governmental requirements; and
o        cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Providence’s operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including encountering well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, release of contaminants into the environment and other environmental hazards and risks. The nature of these risks is such that some liabilities including environmental fines and penalties could exceed Providence’s ability to pay for the damages. Providence could incur significant costs due to these risks that could result in net losses.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $9,153,101 as of December 31, 2005, which increased to $10,858,659 at June 30, 2006. The continuation of the Company’s operations is dependent upon the continuing financial support of creditors and stockholders, obtaining short and long term financing, and achieving profitability. These conditions and dependencies raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern, include:(i) acquiring the oil and gas exploration, development and prospective production operations of Providence; and (ii) converting outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, the Company would then have sufficient funds to execute its intended business plan or generate positive operating results.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On June 15, 2006, the Company issued 167,810 common shares valued at $16,781 to Global Convertible Megatrend Ltd., for interest accrued on a $250,000 convertible debenture. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company issued these shares based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in consideration for accrued interest; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed offering efforts in the United States, by issuing stock only to an offeree who was outside the United States at the time the settlement of accrued interest was agreed, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 32 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of August 2006.

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