Form 10QSB
period 2006-09-30
PROVIDENCE RESOURCES INC
filed 2006-11-13
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-30377

PROVIDENCE RESOURCES, INC.
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

Yes                   No      X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 10, 2006 was 51,449,627.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of September 30, 2006	4
Unaudited Consolidated Statement of Operations for the three and six month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006	5
Unaudited Consolidated Statement of Cash Flows for the three and six month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006	6
Notes to Unaudited Consolidated Financial Statements	9

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	23
ITEM 3. CONTROLS AND PROCEDURES	33
PART II.
ITEM 1. LEGAL PROCEEDINGS	34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	34
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	37
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37
ITEM 5. OTHER INFORMATION	37
ITEM 6. EXHIBITS	37
SIGNATURES	38
INDEX TO EXHIBITS	39

PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein the terms “Company,” “we,” “our”, and “us” refer to Providence Resources, Inc. (formerly “Healthbridge, Inc.”), a Texas corporation and our subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                           PROVIDENCE RESOURCES, INC.
                                          (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEET
                                               September 30, 2006

ASSETS

Current assets:

   Cash                                                                                     $           3,817,025

   Accounts receivable, net of allowance for doubtful accounts ($40,000)                                  388,665

   Drilling rig inventory (Note 4)                                                                        724,515
                                                                                                ------------------

     Total current assets                                                                               4,930,205

Property and equipment, Net (Note 4):                                                                      47,979
                                                                                                ------------------

Other assets:

   Oil and gas leases - undeveloped                                                                    23,807,018

   Loan origination fees, net of amortization of $24,097                                                   52,153

   Related party receivables (Note 5)                                                                     160,754

   Deposits                                                                                                 2,266
                                                                                                ------------------

     Total other assets                                                                                24,022,191

     Total assets                                                                           $          29,000,375
                                                                                                ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                                         $              63,042

   Accrued expenses                                                                                       217,225

   Short term notes payable (Note 8)                                                                    1,924,800

   Current portion of long term notes payable (Note 7)                                                    402,367

   Related party payables                                                                                  57,000
                                                                                                ------------------

     Total current liabilities                                                                          2,664,434
                                                                                                ------------------

Long-term liabilities:

   Long-term notes payable (Note 7)                                                                       420,208

   Convertible debentures                                                                               3,570,000
                                                                                                ------------------

     Total long-term liabilities                                                                        3,990,208

     Total Liabilities                                                                                  6,654,642
                                                                                                ------------------

Stockholders' equity:
   Preferred stock, $.0001 par value, 25,000,000 shares

      authorized, no shares issued and outstanding                                                              -
   Common stock, $.0001 par value, 100,000,000 shares

      authorized, 47,949,627 shares issued and outstanding                                                  4,795

   Additional paid-in capital                                                                          34,160,634

   Common share subscriptions                                                                                   -

   Accumulated other comprehensive income                                                                  14,469

   Deficit accumulated during the development stage                                                  (11,834,164)
                                                                                                ------------------

     Total stockholders' equity                                                                        22,345,734
                                                                                                ------------------

     Total liabilities and stockholders' equity                                             $          29,000,375
                                                                                                ==================

                              The accompanying notes are an integral part of these financial statements.

                                                                   PROVIDENCE RESOURCES, INC.
                                                                 (A Development Stage Company)
                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         Three and nine months ended September 30, 2006 and 2005 and Cumulative Amounts

                                                               Three months ended September 30,          Nine months ended September 30,            Cumulative
                                                                    2006               2005                  2006               2005                 Amounts
                                                               ---------------     --------------        --------------     --------------        ---------------

General and administrative expenses                         $         293,572   $        110,694     $         913,144   $        221,255     $        4,239,413

     Loss from operations                                           (293,572)          (110,694)             (913,144)          (221,255)            (4,239,413)

Other income (expense):
   Interest expense                                                 (878,345)            (6,199)           (2,155,712)           (22,155)            (2,496,849)
   Interest income                                                    196,412              3,583               387,792                869                419,970
                                                               ---------------     --------------        --------------     --------------        ---------------

     Loss before provision for income taxes
       and discontinued operations                                  (975,505)          (113,310)           (2,681,064)          (242,541)            (6,316,292)

Provision for income taxes                                                  -                  -                     -                  -                      -
                                                               ---------------     --------------        --------------     --------------        ---------------

    Loss before discontinued operations                             (975,505)          (113,310)           (2,681,064)          (242,541)            (6,316,292)

Gain (loss) from discontinued operations, net of tax                        -                  -                     -          (262,890)            (3,407,279)
                                                               ---------------     --------------        --------------     --------------        ---------------

     Net loss before cumulative effect of accounting
change                                                              (975,505)          (113,310)           (2,681,064)          (505,431)            (9,723,571)

Cumulative effect of accounting change, net of tax                          -                  -                     -                  -              (102,500)
                                                               ---------------     --------------        --------------     --------------        ---------------

   Net loss                                                         (975,505)          (113,310)           (2,681,064)          (505,431)            (9,826,071)
                                                               ===============     ==============        ==============     ==============        ===============

Other comprehensive income
   Foreign currency translation adjustment                              (655)                267                    99              9,457                 14,469
                                                               ---------------     --------------        --------------     --------------        ---------------
Net comprehensive income (loss)                             $       (976,160)   $      (113,043)     $     (2,680,965)   $      (495,974)     $      (9,811,602)
                                                               ===============     ==============        ==============     ==============        ===============

Loss per share from continuing operations
basic/diluted                                               $          (0.04)           $ (0.01)              $ (0.13)           $ (0.03)
                                                               ===============     ==============        ==============     ==============

Net Loss per common share - basic and diluted               $          (0.04)           $ (0.01)              $ (0.13)           $ (0.07)
                                                               ===============     ==============        ==============     ==============

Weighted average common shares - basic and diluted                 27,547,600          7,876,000            20,545,100          7,617,758
                                                               ===============     ==============        ==============     ==============

                              The accompanying notes are an integral part of these financial statements.

                                             PROVIDENCE RESOURCES, INC.
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine months ended September 30, 2006 and 2005 and Cumulative Amounts

                                                              Nine months ended September 30,            Cumulative
                                                                   2006                 2005               Amounts
                                                                ------------         -----------         ------------
Cash flows from operating activities:

   Net loss                                                 $   (2,681,064)       $   (505,431)      $   (9,826,071)
   Adjustments to reconcile net loss to net cash
    used in operating activities:

     Stock and stock option compensation expense                  2,516,458                   -            4,106,322
     Depreciation and amortization                                    1,019              20,629              152,757

     Discontinued operations                                              -             262,890            2,542,150
     Gain on write-off of liabilities                                     -                   -             (96,270)
     (Increase) decrease in:
       Accounts receivable and prepaid expenses                   (285,702)                   -            (296,799)
     Increase (decrease) in:
       Accounts payable                                            (95,288)             108,692              523,818
       Accrued expenses                                              74,103              20,533              367,330
       Related party payables                                        43,500            (11,458)              157,312
                                                                ------------         -----------         ------------

         Net cash used in operating activities                    (426,974)           (104,145)          (2,369,452)
                                                                ------------         -----------         ------------

Cash flows from investing activities:

   Advances to Providence Exploration prior to acquisition      (5,811,761)                   -          (8,886,761)
   Cash of Providence Exploration on acquisition date                73,271                   -               73,271
   Acquisition of intangible assets                                       -                   -            (150,398)
   Acquisition of property and equipment                                  -                   -              (3,740)
                                                                ------------         -----------         ------------

         Net cash used in investing activities                  (5,738,490)                   -          (8,967,628)
                                                                ------------         -----------         ------------

Cash flows from financing activities:
   Proceeds from notes payable                                            -                   -              692,999

   Issuance of common stock                                               -             125,000            3,081,233

   Common stock subscriptions                                     8,021,952                   -            8,021,952
   Commissions paid to raise convertible debentures                (75,000)                   -            (116,673)

   Proceeds from convertible debentures                                   -                   -            3,654,173
   Payments on notes payable                                              -                   -            (194,048)
                                                                ------------         -----------         ------------

  Net cash provided by financing activities                       7,946,952             125,000           15,139,636
                                                                ------------         -----------         ------------

Change in accumulated other comprehensive income                         99               9,457               14,469
                                                                ------------         -----------         ------------

  Net increase (decrease) in cash                                 1,781,587              30,312            3,817,025

Cash, beginning of period                                         2,035,438              37,286                    -
                                                                ------------         -----------         ------------

Cash, end of period                                         $     3,817,025       $      67,598      $     3,817,025
                                                                ============         ===========         ============

                              The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) (formerly Healthbridge, Inc.) and its wholly owned subsidiaries, Healthbridge AG (“Healthbridge AG”), Providence Exploration LLC (“Providence Exploration”), PDX Drilling, LLC and Providence Resources LLC (collectively “the Company”).

Providence Resources, Inc. was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. The Company changed its name from Healthbridge, Inc. to Providence Resources, Inc. on September 29, 2006. Healthbridge AG was formed as a German subsidiary during 2002. Providence Exploration, LLC was formed on July 12, 2005, under the Laws of the State of Texas as a Limited Liability Company and is headquartered in Dallas, Texas. Providence Exploration formed a wholly owned subsidiary, PDX Drilling, LLC (PDX), on July 12, 2005. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. Providence Exploration also formed a wholly owned subsidiary, Providence Resources LLC, on September 1, 2005, to acquire leases in Texas for oil and gas exploration and development.

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

On November 21, 2005, the Company executed a letter of intent to acquire Providence Exploration as a wholly owned subsidiary in a stock for ownership exchange. On September 29, 2006, the Company acquired Providence Exploration as a wholly owned subsidiary, pursuant to the closing of a Securities Exchange Agreement and a Note Exchange Agreement.

The Securities Exchange Agreement, entered into on April 10, 2006 with Providence Exploration and the unit holders of Providence Exploration, provided for the exchange of 4,286,330 shares of the Company’s common stock for 1,250,000 issued and outstanding membership units of Providence Exploration. The Note Exchange Agreement, entered into on April 10, 2006 with the holders of certain promissory notes issued by Providence Exploration, provided for the exchange of 12,213,670 shares of the Company’s common stock for the assignment of those promissory notes to the Company. The agreements were closed pursuant to shareholder approval at a special meeting of the shareholders held on September 29, 2006.

Providence Exploration is involved in exploration activities for the recovery of oil and gas from the Marble Falls and Barnett Shale formations in the Fort Worth basin and from the Ellenburger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs in Val Verde County. The Fort Worth basin prospects include approximately 7,374 acres of oil and gas leases and the Val Verde County prospects include approximately 12,832 acres of oil and gas leases. Providence Exploration has a 90% working interest and its joint venture operating partner, Harding Company, has a 10% working interest in the Fort Worth basin projects. The Company is considered a development stage company as defined in SFAS No. 7.

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Providence Resources, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Oil and Gas Leases Not Subject to Amortization

Oil and gas lease costs are recorded at cost and consist of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. These leases are undeveloped at September 30, 2006, and accordingly no depletion is included in the accompanying consolidated financial statements. The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. Prior to acquisition on September 29, 2006, Providence Exploration capitalized $ 3,278,647 in exploration costs during the nine months ended September 30, 2006. No costs related to production, general corporate overhead, or similar activities have been capitalized. As of September 30, 2006, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of September 30. 2006.

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets to be held and used, excluding proved oil and gas properties accounted for under the full cost method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company’s long-lived assets related to its proved oil and gas properties accounted for under the full cost method of accounting are prescribed by the Securities and Exchange Commission (Regulation S-X, Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975”).

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Intangible Assets

Costs associated with the acquisition of patents are capitalized and amortized over their useful life. These costs will are reviewed quarterly by management for impairment and valuation. Such impairment is reviewed from available information at the time such as projected cash flow analysis, sales orders and other information available to help management determine future realization of this asset. Management will write this intangible down to its net realizable value at the time of impairment appears to exist. Loan origination fees are amortized on a straight line basis over the 36 month term of the loans.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At September 30, 2006, the Company had $3,817,025 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground.

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

Earnings Per Share computation for Continuing operations:
                                                                               Nine months ended September 30,
                                                                                  2006                 2005

                     Numerator - (loss from continuing operations)       $      (2,681,064)            (242,541)
                     Denominator - weighted average
                      number of shares outstanding                              20,545,100             7,617,758
                     Loss per share                                      $           (0.13)    $           (0.03)

Earnings Per Share computation from Discontinued Operations:
                                                                             Nine months ended September 30,
                                                                                  2006                 2005

                     Numerator - (loss from discontinued operations)     $             Nil             (262,890)
                     Denominator - weighted average
                      number of shares outstanding                              20,545,100             7,617,758
                     Loss per share-discontinued operations              $          (0.00)     $           (0.04)

Earnings Per Share computation for Net Income:
                                                                             Nine months ended September 30,
                                                                                  2006                 2005

                     Numerator - (Net Loss )                             $     (2,681,064)              (505,431)
                     Denominator - weighted average
                      number of shares outstanding                              20,545,100             7,617,758
                     Loss per share                                      $           (0.13)    $           (0.07)

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At September 30, 2006, the Company has stock-based employee compensation plans, which are described in greater detail in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.” Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123 (R), the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                        Nine months ended September 30,
                                                                              2006                2005

Net loss as reported                                                   $  (2,681,064)       $      (505,431)

Deduct:
         Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                          -                     -

Net loss pro forma                                                     $  (2,681,064)       $       (505,431)

Loss per share - basic and diluted:
         As reported                                                   $             (.13)           $               (.07)
         Pro forma                                                     $             (.13)           $               (.07)
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

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 2 — Going Concern

As of September 30, 2006, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Note 3 – Promissory Note Receivable

As of September 30, 2006, the Company has advanced $8,886,761 to Providence Exploration in exchange for a secured revolving promissory note. The note is secured by the assets of Providence Exploration including all of the debtor’s rights, titles and interests in certain leases of oil, gas and mineral interests located in the Comanche and Hamilton counties of Texas. The face value of the note increases to match the amounts advanced by the Company. The note bears interest at 7.0% per annum and is to be paid in full by December 1, 2006. The intercompany note was eliminated upon consolidation. Prior to the acquisition date of September 29, 2006, the accrued interest on the note was $302,603.

Note 4 — Property and Equipment

Drilling and service rigs and equipment are recorded at cost and are depreciated over their estimated useful lives of ten years using the straight-line method. Office furniture and equipment and automotive equipment are recorded at cost and depreciated over their estimated useful lives of five to ten years using the straight-line method.

Upon sale or retirement of property and equipment the cost and related accumulated depreciation of the asset are removed from the Company’s accounts and gain or loss is recognized.

Expenditures for repair and maintenance are charged to expense as incurred.

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $1,019 and $264 respectively.

Note 5 – Related Party Receivables

At September 30, 2006, the Company has a note receivable from a shareholder totaling $160,754. The note receivable is unsecured and bears interest at 4.25%. The note receivable and unpaid interest is due December 31, 2008.

Note 6 – Patents

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

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 6 – Patents (continued)

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

Note 7 – Long-term Notes Payable

          Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $25,119 through July 31, 2008, including
          interest at 12%.                                                                $176,302

          Note Payable - Global Convertible Megatrend LTD., secured by drilling equipment, payable in quarterly installments of $50,238 through July
          31, 2008, including interest at 12%.
                                                                                           352,608

          Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $37,722 through September 25, 2008,
          including interest at 12%.                                                       293,665

                           Total                                                           822,575
                           Less current portion                                            402,367

                                Long-term notes payable                                  $ 420,208

 Aggregate maturities of long term notes payable at September 30, 2006, are as follows:

                                   Year Ended
                                  September 30                           Amount
                                      2008                              $420,208
                                      Total                             $420,208

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 8 – Short-term Notes Payable

Notes payable — unsecured, principal due upon demand made on or after October 2, 2006, accrued, unpaid interest at 5% due upon maturity, convertible into 3,500,000 shares of Providence Resources, Inc. stock.

                                                                                                                                                                         $1,924,800

Note 9 – Convertible Debentures

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

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 9 – Convertible Debentures (continued)

On October 3, 2005 the Company reached an agreement with the beneficiaries of these two outstanding debentures for payment of interest accrued to September 30, 2005. The Company issued 136,298 shares of common stock to Global Convertible Megatrend Ltd. for $13,629 owed, and 56,250 shares of common stock to Max Fugman for $5,625 owed.

On April 11, 2006, the principal amount of the $75,000 debenture to Max Fugman and $3,863 of accrued interest were converted into shares of common stock at $0.10 per share. After applying the 10% bonus, the Company issued 867,493 shares of common stock to extinguish $86,749 of debt consisting of $75,000 of principal repayment and $11,749 in accrued interest. The Company recorded interest expense of $954,243 to reflect the value of the shares issued upon conversion in excess of the book amounts.

On June 15, 2006, the interest accrued on the $250,000 debenture to Global Convertible Megatrend Ltd. was converted into shares of common stock at $0.10 per share. The Company issued 167,810 shares for $16,781 of interest owed. The Company recorded interest expense of $192,982 to reflect the value of the shares issued upon conversion of the book amount.

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

On August 24, 2006, the interest accrued on the seven debentures was partially converted into shares of common stock at $0.35 per share. The Company issued 263,563 shares for $92,247 of interest owed. The Company recorded interest expense of $144,960 to reflect the value of the shares issued upon conversion of the book amount.

For the nine months ended September 30, 2006, the Company recorded $1,487,064 as interest and financing expense relating to convertible debentures. Accrued interest as at September 30, 2006 for all outstanding debentures totaled $135,806.

The total value of the principal of the eight convertible debentures outstanding as of September 30 2006 was $3,570,000. Repayment of this principle is due according to the following schedule:

                  Year                    Principal Repayment
                  2006                                   -
                  2007                                   -
                  2008                                   -
                  2009                                   -
                  2010                      $    3,570,000

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 10 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2006 and 2005, the Company recognized consulting expense of $46,500 and $32,500 respectively.

The Company has entered into an agreement with Nora Coccaro, the Company’s President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2006 and 2005, the Company recognized consulting expense of approximately $406,500 and $24,206 respectively. Of the current year charge, $360,000 relates to the deemed value of 300,000 shares of common stock issued to the President on April 26, 2006.

Note 11 — Supplemental Cash Flow Information

On July 25, 2006, the Company issued 1,336,992 units in an equity financing for a total of $8,021,952. Each $6.00 unit comprised of 10 shares of common stock and 5 share purchase warrants, which warrants are exercisable at $1.00 for a period of three years from the date of grant. A total of 13,369,920 shares of common stock were issued and 6,684,960 warrants were issued. The Company recorded $668,496 as a financing cost related to the issuance of the warrants.

On September 29, 2006, the Company issued 16,500,000 shares of common stock valued at $13,200,000 pursuant to the acquisition of Providence Exploration. The Company acquired the following fixed assets upon acquisition:

      Drilling rig inventory                                         $                724,515
      Property and equipment                                                           47,979
      Oil and gas leases - undeveloped                                             23,807,018
                                                                    -----------------------------
                                                                     $             24,579,512

During the first nine months of 2006, the Company issued 1,598,866 shares of common stock valued at $1,847,962 for debt.

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

During the year ended December 31, 2005, the Company issued 2,334,841 shares of common stock for accounts payable of $201,212, and accrued interest of $32,038. An amount of $116,742 was recorded as a financing cost due to the premium of the prevailing market price at the time of issuance over the stated price in the share for debt exchange.

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 12 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2006.

Note 13 — Warrants

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

As part of the equity financing completed in July 2006, the Company issued 6,684,960 warrants exercisable until July 25, 2009 at $1.00 per share. The Company recorded $668,496 as a financing expense related to the issuance of these warrants based on their value as calculated using the Black-Scholes model.

Note 14 – Agreements

In October 2005, the Company signed a joint exploration agreement with Harding Company. Under the terms of the agreement, the Company and Harding Company intend to explore, develop and produce oil and gas from Marble Falls and Barnett Shale formations in targeted areas of the Ft. Worth basin. Harding Company is appointed as operator.

The Company is required pursuant to the agreement to fund 100% of all costs of the management and operation for a minimum of 3 wells. The Company will carry Harding for its 10% working interest in all wells drilled and completed through the pipeline connection phase, in the project.

Effective February 22, 2006, the Company entered into an agreement to purchase oil and gas leases in Val Verde County, Texas. The purchase price was $3,849,600, payable $1,924,800 cash and $1,924,800 note payable (Note 6). In March 2006, Harding Company paid the Company $192,480 related to the purchase.

Note 15 – Commitments and Contingencies

The Company leases office and warehouse space under an operating lease which expires October 1, 2007. The Company leases a vehicle under an operating lease which expires in October 2007.

Note 16 – Supplemental Oil and Gas Information – FAS69

The following unaudited disclosures on standardized measures of discounted cash flows and changes therein relating to proved oil and gas reserves are determined in accordance with United States Statements of Financial Accounting Standards No. 69 “Disclosures About Oil and Gas Producing Activities”.

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 16 – Supplemental Oil and Gas Information – FAS69 (continued)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein

In calculating the standardized measure of discounted future net cash flows, year-end constant prices and cost assumptions were applied to the Company’s annual future production from proved reserves to determine cash inflows. Future production and development costs are based on constant price assumptions and assume the continuation of existing economic, operating and regulatory conditions. Future income taxes are calculated by applying statutory income tax rates to future pre-tax cash flows after provision for the tax cost of oil and natural gas properties based upon existing laws and regulations. The discount was computed by application of a 10 percent discount factor to the future net cash flows. The calculation of the standardized measure of discounted future net cash flows is based upon discounted future net cash flows prepared by the Company’s independent qualified reserve evaluators in relation to the reserves they respectively evaluated, and adjusted by the Company to account for management’s estimate obligations and future income taxes. The Company cautions that the discounted future net cash flows relating to proved oil and gas reserves are an indication of neither the fair market value of the Company’s oil and gas properties, nor of the future net cash flows expected to be generated from such properties. The discounted future net cash flows do not include the fair market value of exploratory properties and probable or possible oil and gas reserves, nor is consideration given to the effect of anticipated future changes in crude oil and natural gas prices, development, asset retirement and production costs, and possible changes to tax and royalty regulations. The prescribed discount rate of 10 percent may not appropriately reflect future interest rates. The Company’s projections should not be interpreted as being equivalent to fair market value.

Net Proved Reserves (1, 2)

                                                   Natural Gas                   Crude Oil and Natural Gas
                                             (millions of cubic feet)                     Liquids
                                                                                   (thousands of barrels)
December 31, 2005                                                       -                                    -
Purchase of reserves in place                                           -                                    -
Production                                                              -                                    -
Adjustment for uneconomic wells                                         -                                    -
September 30, 2006                                                      -                                    -
                                         ---------------------------------    ---------------------------------
                                         ---------------------------------    ---------------------------------

Developed                                                               -                                    -
Undeveloped                                                             -                                    -
Total                                                                   -                                    -
                                         ---------------------------------    ---------------------------------

(1)     Definitions:

a.	“Net” reserves are the remaining reserves of the Company, after deduction of estimated royalties and including royalty interests.

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 16 – Supplemental Oil and Gas Information – FAS69 (continued)

b.	“Proved oil and gas reserves.” Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered proved if economic product ability is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and /or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

i.

Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

ii.	Estimates of proved reserves do not include the following:

Oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

Crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

        Crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

Crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 16 – Supplemental Oil and Gas Information – FAS69 (continued)

c.	“Proved developed oil and gas reserves.” Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

d.	“Proved undeveloped reserves.” Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive unites that are reasonably certain of production when drilled. Proved reserves for other undrilled unites can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates, for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

(2)	The Company does not file any estimates of total net proved crude oil or natural gas reserves with any U.S. federal authority or agency other than the SEC.

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The Company has no proved reserves and no oil and gas production and therefore has not presented the Standardized Measure of Discounted Future Net Cash Flows or operating results.

Capitalized Costs

September 30, 2006                                                      United States
Proved oil and gas properties                                                         $

                                                                                      -
Unproved oil and gas properties                                              23,807,018
Total capital costs                                                          23,807,018
Accumulated depletion                                                               (-)
                                                                      ------------------
                                                                      ------------------
Net capitalized costs                                                 $    23,807,018

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 16 – Supplemental Oil and Gas Information – FAS69 (continued)

Costs Incurred

                                                       United States
Nine months ended September 30,                            2006
Acquisitions:
  Proved reserves                                  $                   -
  Unproved reserves                                            3,987,877
Total acquisitions                                             3,987,877
Exploration costs                                              3,278,647
Development costs                                                      -
Asset retirement obligations                                           -
                                                   ----------------------
                                                   ----------------------
Total costs incurred                               $           7,266,524

Costs of $7,266,524 were incurred by Providence Exploration prior to its acquisition by Providence Resources.

Note 17 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 18 – Discontinued Operations

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

There was no impact of discontinued operations for the nine months ended September 30, 2006.

Note 19 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1. No stock options were granted in 2006 and 2005. No stock options were outstanding at September 30, 2006.

PROVIDENCE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 20 — Reverse Common Stock Split

Effective August 25, 2003, the Company approved a 1-for-20 reverse common stock split. All common share amounts, common stock option amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

Note 21 — Recent Accounting Pronouncements

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

Note 22 – Subsequent Events

On October 4, 2006, the Company issued 3,500,000 shares of common stock to Global Mineral Solutions LP as required by the Agreement for Purchase and Sale dated February 22, 2006 between Providence Exploration and Global Mineral Solutions, in full satisfaction of the $1,924,800 and accrued interest, in connection with the acquisition of oil and gas lease hold interests in Val Verde County, Texas.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

General

The Company’s current financial condition and results of operations depend primarily on private financing activities as well as revenue generated from the operations of Providence Exploration, LLC (“Providence Exploration”), the Company’s wholly owned subsidiary. Providence Exploration has a limited history of generating revenue that cannot be viewed as an indication of continued growth. Also, the Company has a historical record of incurring losses. Should the Company be unable to consistently generate revenue to the point where it can realize net cash flow, such failure will have an impact on our ability to continue business operations.

Business Strategy

The Company, working with Harding Company intends to:

o produce a full evaluation of the initial prospects in the Marble Falls and Barnett Shale leases;

o continue post drilling “fracing” in the Marble Falls and Barnett Shale leases (fracing is the fracturing of geologic formations which open up pathways for the oil or gas to flow to the well);

o fully develop the Marble Falls and Barnett Shale leases for oil and gas production;

o seismically explore the Val Verde leases;

o interpret the Val Verde seismic data; and

o develop the Val Verde leases with multiple deep drilling targets for natural gas production.

The Company’s business development strategy is prone to significant risks and uncertainties that can have an immediate impact on efforts to realize net cash flow. This impact may deter future prospects of revenue growth.

Results of Operations

During the nine month period ended September 30, 2006, the Company was involved in (i) finalizing those agreements pertaining to the acquisition of Providence Exploration, and (ii) raising additional capital by way of common stock offerings to fund the exploration, development and eventual production from those properties Providence Exploration has under lease.

During the same nine month period, Providence Exploration (i) realized revenues from providing servicing operations and from servicing equipment sales, (ii) completed the purchase of the Val Verde leases, (iii) began seismic exploratory preparation on the Val Verde leases, (iv) initiated seismic operations and, based on those results, identified drill sites and acquired an additional 1,103 acres in the Marble Falls and Barnett Shale leases, and (v) commenced drilling in the Marble Falls and Barnett Shale leases.

The Company expects to realize revenues within the next twelve months of operation from servicing equipment sales and from oil and gas production. However, we can provide no assurance that either activity will ever produce revenue.

In the near term, we will not be able to generate sufficient cash flow from operations to sustain our business as lease development expenses increase. Further, there can be no assurance that the Company will ever be able to generate sufficient cash flows to sustain operations. Our business development strategy is prone to significant risks and uncertainties, certain of which can have an immediate impact on our efforts to realize positive net cash flow and deter the prospect of revenue growth.

Losses

Net losses for the three month period ended September 30, 2006, increased to $976,160 from $113,043 for the three month period ended September 30, 2005. Net losses for the nine month period ended September 30, 2006, increased to $2,680,965 from $495,974 for the nine month period ended September 30, 2005. The increase in net losses over the comparative three and nine month periods can be primarily attributed to an increase in general and administrative expenses and an increase in interest expenses. The Company did not generate any revenues during this period.

We will likely continue to operate at a loss through fiscal 2006 due to the nature of the Company’s oil and gas exploration and development operations and cannot determine whether we will ever generate revenues from operations.

Expenses

General and administrative expenses for the three month period ended September 30, 2006, increased to $293,572 from $110,694 for the three month period ended September 30, 2005. General and administrative expenses for the nine month period ended September 30, 2006, increased to $913,122 from $221,255 for the nine month period ended September 30, 2005. The increase in general and administrative expenses over the comparative three and nine month periods can be primarily attributed to increases in legal, consulting and accounting costs related to the Providence Exploration acquisition and our common stock offering. The Company expects that general and administrative expenses will decrease in future periods with the completion of the acquisition of Providence Exploration.

Interest expenses for the for the three month period ended September 30, 2006, increased to $878,345 from $6,199 for the three month period ended September 30, 2005. Interest expenses for the for the nine month period ended September 30, 2006, increased to $2,155,712 from $22,155 for the nine month period ended September 30, 2005. The increase in interest expense over the comparative three and nine month periods can be attributed to the financing related to eight outstanding convertible debentures with a principal value equal to $3,570,000 as of September 30, 2006.

Depreciation expenses for the nine months ended September 30, 2006 and 2005 were $1,019 and $264 respectively.

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to September 30, 2006, except those costs of unproved properties acquired with Providence Exploration and related exploration costs.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had an effect on Providence Exploration’s operations due to the increased interest in oil and gas exploration which has increased prices for services and equipment. We believe that we can offset inflationary increases by improving operating efficiencies.

Liquidity and Capital Resources

The Company had current assets of $4,930,205 and total assets of $29,000,375 as of September 30, 2006. These assets include cash on hand of $3,817,025, drilling rig inventory of $724,515, and undeveloped oil and gas leases of $23,807,018. Stockholders equity in the Company was $22,345,734 at September 30, 2006.

Cash flows used in operating activities were $426,974 for the nine month period ended September 30, 2006, compared to $104,145 for the nine month period ended September 30, 2005. Cash flows used in operating activities during the current period are due to net losses, increases in accounts receivable, prepaid expenses, and decreases in accounts payable.

Cash flows used in investing activities were $5,738,490 for the nine month period ended September 30, 2006, compared to $0 for the nine month period ended September 30, 2005. Cash flows used in investing activities during the current period consisted of advances to Providence Exploration prior to its acquisition. As of September 30, 2006, the Company had advanced $8,886,761 to Providence Exploration in exchange for a secured revolving promissory note date December 1, 2005. The intercompany note was eliminated upon consolidation.

Cash flows from financing activities were $7,946,952 for the nine month period ended September 30, 2006, as compared to $125,000 for the nine month period ended September 30, 2005. Cash flows financing activities during the current period consisted of an equity financing which raise $8,021,952. Pursuant to the financing which closed on July 25, 2006, the Company issued an aggregate of 13,369,920 shares of common stock and 6,684,960 warrants.

On September 29, 2006, the Company issued 16,500,000 shares of common stock valued at $13,200,000 to acquire Providence Exploration.

During the first nine months of 2006, we issued 1,598,866 shares of common stock valued at $1,847,962 for debt.

We had a working capital surplus of $2,265,771 as of September 30, 2006, and have funded our cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. We believe that our current assets are sufficient to conduct our minimum plan of operation over the next twelve (12) months. No assurances can be given that additional funding, as needed to explore and develop our lease interests will be available to us on acceptable terms or available at all. Our inability to obtain funding, as necessary, would have a material adverse affect on our plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment. We have no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

o our anticipated financial performance;

o uncertainties related to oil and gas exploration and development;

o our ability to generate revenues through oil and gas production to fund future operations;

o our ability to raise additional capital to fund cash requirements for future operations;

o the volatility of the stock market; and

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

Risks Factors

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

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $11,834,164 at September 30, 2006. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Therefore, we may never achieve profitability.

Oil and gas drilling and producing operations involve various risks which could result in losses.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. Our wells may not be productive, and, thus, we may not be able to recover all or any portion of our investment in such wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can reduce the feasibility of a project to produce a profit. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

|X| unexpected drilling conditions;

|X| title problems;

|X| pressure or irregularities in formations;

|X| equipment failures or accidents;

|X| adverse weather conditions;

|X| compliance with environmental and other governmental requirements; and

|X| cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

The Company’s operations are also subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

|X| encountering well blowouts;

|X| cratering and explosions;

|X| pipe failure;

|X| fires;

|X| formations with abnormal pressures resulting in uncontrollable flows of oil and natural gas;

|X| brine or well fluids;

|X| release of contaminants into the environment; and

|X| other environmental hazards and risks.

The nature of these risks is such that some liabilities including environmental fines and penalties could exceed our ability to pay for the damages. We could incur significant costs due to these risks that could result in net losses.

The Company is subject to federal, state and local laws and regulations which could create liability for personal injuries, property damage, and environmental damages.

Exploration for and development, exploitation, production and sale of oil and natural gas in the United States is subject to extensive federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations could harm our business, results of operations and financial condition. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include oil and gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials, discharge permits for drilling operations, spacing of wells, environmental protection, reports concerning operations, and taxation. Under these laws and regulations, the Company could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, reclamation costs, remediation, clean-up costs and other environmental damages.

Shortages of oil field equipment, services and qualified personnel could reduce the Company’s profit margin, cash flow and operating results, thereby reducing the Company’s future profits.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. There have also been shortages of drilling rigs and other equipment, as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. We cannot be certain when or if we will experience these issues and these types of shortages or price increases which could significantly decrease any profit margin, cash flow or operating results with any particular well or restrict our ability to drill additional wells, thereby reducing prospective future profits.

The results of the Company’s operations depend on the production and maintenance efforts of Harding Company, a third party.

The operation of our oil and natural gas operations in Comanche, Hamilton and Val Verde Counties will be dependent on an independent local operator, Harding Company. The fact that we are dependent on operations of a third party to produce revenue from our oil and natural gas assets could restrict our ability to generate a net profit on operations.

Oil and natural gas prices are volatile, and any substantial decrease in prices could cause the Company to continue to operate at a loss.

The Company’s and future financial condition, results of operations and the carrying value of our oil and natural gas properties will depend primarily upon the prices we receive in the event of production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Our cash flow from operations will be highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond the Company’s control. These factors include:

|X| the level of consumer demand;

|X| the domestic supply;

|X| domestic governmental regulations and taxes;

|X| the price and availability of alternative fuel sources;

|X| weather conditions; and

|X| market uncertainty.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce future revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could cause us to continue to operate at a loss. Should the oil and natural gas industry experience significant price declines, we may, among other things, be unable to meet our financial obligations.

The Company may not be successful in integrating the business operations of Providence Exploration into our business operations, stifling growth and hindering the realization of a profit.

Our recent acquisition involves the integration of companies that have previously operated independently. Successful integration of Providence Exploration’s operations with ours will depend on our ability to consolidate operations and procedures and to integrate Providence Exploration’s management team with our own. If we are unable to do so, we may not realize the anticipated potential benefits of the acquisition, our business development could be stifled, and results of operations may not produce a profit. Difficulties could include the loss of key employees, the disruption of Providence Exploration’s ongoing businesses, and possible inconsistencies in standards, controls, procedures and policies.

We may be unable to manage the growth of our business which could negatively affect development, revenues, and fiscal independence.

We believe that if our growth plan is successful, our business has the potential to grow in size and complexity. If our management is unable to manage growth effectively, our business development may be slowed, our operating results my not show a profit, and we may not become financially independent from outside funding sources. Any new sustained growth would be expected to place a significant strain on our management systems and operational resources. We anticipate that new sustained growth, if any, will require us to recruit, hire and retain new managerial, finance and support personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we begin to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

The Company may need to raise additional capital to fund operations which could adversely affect our shareholders.

The Company may need to raise additional capital to fund operations until such time as our revenues match our expenditures. Capital realized would be used for exploration expenses and general and administrative expenses. However, we have no commitment from any source of financing to provide us with additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders.

The Company’s stock is quoted on the Over the Counter Bulletin Board.

The Company’s stock is quoted on the OTCBB, which quote may limit our ability to raise money in an equity financing since many institutional investors do not consider OTCBB stocks for their portfolios. Therefore, an investors’ ability to trade our stock might be restricted as only a limited number of market makers quote OTCBB stock. Trading volumes in OTCBB stocks are historically lower, and stock prices for OTCBB stocks tend to be more volatile, than stocks traded on an exchange or the NASDAQ Stock Market. We may never qualify for trading on an exchange or the NASDAQ Stock Market.

We do incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which can negatively impact our financial performance.

We do incur significant legal, accounting and other expenses as a result of being listed on the OTCBB. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s stock price is volatile.

The Company’s market price is subject to significant volatility and trading volumes are low. Factors affecting the Company’s market price include:

o the Company’s perceived prospects;

o negative variances in our operating results, and achievement of key business targets;

o limited trading volume in shares of the Company’s common stock in the public market;

o sales or purchases of large blocks of our stock;

o changes in, or the Company’s failure to meet, earnings estimates;

o changes in securities analysts’ buy/sell recommendations;

o differences between our reported results and those expected by investors and securities analysts;

o announcements of new contracts by the Company or our competitors;

o announcements of legal claims against us;

o market reaction to acquisitions or strategic investments announced by us or our competitors; and

o developments in the financial markets.

In addition, our stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of the Company’s common stock are beyond our control. The market price of the Company’s common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

The Company’s stock is a penny stock and, therefore, shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

The Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the Exchange Act. Since our securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to the Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

o “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2005, the company’s auditors discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The company’s auditors believe that their accounting principles conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue, if any, will be recognized at the time and point of sale after the product has been extracted from the ground.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $9,153,101 as of December 31, 2005, which increased to $11,834,164 at September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern, include the development and prospective production of oil and natural gas operations, and the conversion of outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, we would then have sufficient funds to execute our intended business plan or generate positive operating results.

ITEM 3.           CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

Subsequent to the end of period, on November 8, 2006, the Company issued an aggregate of 188,190 warrants to purchase common stock, with an exercise price of $0.72, to the following individuals in the following amounts under the following exemptions:

                     ------------------------------- --------------- ----------------------
                                  Name                  Warrants        Securities Act
                                                                           Exemption
                     ------------------------------- --------------- ----------------------
                     ------------------------------- --------------- ----------------------
                     CR Innovations AG                      122,640         Reg. S
                     JTE Finanz AG                           35,700         Reg. S
                     Chris Trina                              7,350      Section 4(2)
                     Quentin Bischoff                         1,500      Section 4(2)
                     Todd McKnight                           21,000      Section 4(2)
                     ------------------------------- --------------- ----------------------

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

The Company issued the Regulation S exempted warrants based on the following factors: (i) the Company directed no offering efforts in the United States by issuing warrants only to offerees who were outside the United States at the time the commissions were agreed upon; (ii) the Company ensured that the persons to whom the warrants were issued were non-U.S. persons with addresses in foreign countries; (iii) the offerees agreed that they were not U.S. persons and were not acquiring the securities for the account or benefit of U.S. persons; and (iv) the offerees agreed only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

The Company issued the Section 4(2) exempted warrants based on the following factors: (i) the issuances were isolated private transactions by the Company; (ii) there were only three offerees who were issued the Company’s warrants in consideration for commissions; (iii) the offerees stated the intention only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom; (iv) there were no subsequent or contemporaneous public offerings of the warrants; (v) the warrants were not broken down into smaller denominations; and (vi) the negotiations that lead to the issuance of the warrants took place directly between the offerees and the Company.

Subsequent to the end of the period, on October 4, 2006, the board of directors of the Company authorized the issuance of 3,500,000 shares of restricted common stock to Global Solutions L.P., as required by the Agreement for Purchase and Sale dated February 22, 2006 between Providence Exploration and Global Solutions L.P., as amended June 9, 2006, in full satisfaction of $1,924,800 and accrued interest, in connection with the acquisition of oil and gas lease hold interests in Val Verde County, Texas. The Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was one offeree that was issued the Company’s common stock in satisfaction of debt; (3) an officer of the offeree stated its intention not to resell the common stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the common stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the common stock took place directly between the offeree and the Company.

On September 29, 2006 the board of directors of the Company authorized the issuance of an aggregate of 4,286,330 shares of restricted common stock to membership unit-holders of Providence Exploration on a pro rata basis in exchange for 1,250,000, or 100%, of the outstanding membership units of Providence Exploration, to the following individuals in the following amounts:

                      -------------------------------------------------------- ----------------
                      Membership Unit-Holder                                       Shares
                      -------------------------------------------------------- ----------------
                      -------------------------------------------------------- ----------------
                      Abram Janz                                                     2,286,330
                      Shirley Janz                                                   2,000,000
                      -------------------------------------------------------- ----------------

The Company relied on exemptions provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with these transactions.

The Company made these offerings based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) there were only two offerees who were issued the Company’s stock in exchange for the outstanding membership units in Providence Exploration; (3) the offerees stated their intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

On September 29, 2006 the board of directors of the Company authorized the issuance of an aggregate of 12,213,670 shares of restricted common stock to holders of the promissory notes issued by Providence Exploration in exchange for the assignment of said promissory notes, to the following individuals in the following amounts:

                      -------------------------------------------------------- ----------------
                      Promissory Note Holder                                       Shares
                      -------------------------------------------------------- ----------------
                      -------------------------------------------------------- ----------------
                      Edward Kneiffel                                                   50,000
                      Christian Diem                                                   400,000
                      George Scherrer                                                  400,000
                      Markus Muller                                                  2,160,949
                      Global Project Finance AG                                      1,100,000
                      JTE Finanz AG                                                    500,000
                      Swanlake Investments Limited                                   1,600,000
                      Carrera Investments Limited                                    1,485,037

                      -------------------------------------------------------- ----------------
                      Promissory Note Holder                                       Shares
                      -------------------------------------------------------- ----------------
                      -------------------------------------------------------- ----------------
                      Bo Thorwald Berglin                                            2,658,759
                      Gosta Wilhelm Bergholtz                                          291,119
                      Inge Wicki                                                       291,119
                      James Ladner                                                     681,119
                      Neal and Norma Bezaire                                           165,000
                      Arden Gibb                                                       430,568
                      -------------------------------------------------------- ----------------

The Company relied on exemptions provided by Regulation S of the Securities Act for these issuances. No sales commissions were paid in connection with the transaction.

The Company complied with the requirements of Regulation S based on the following factors: (i) the Company directed no offering efforts in the United States by issuing shares only to offerees who were outside the United States at the time the transaction was agreed upon; (ii) the Company ensured that the persons to whom the shares were issued were non-U.S. persons with addresses in foreign countries; (iii) the offerees agreed that they were not U.S. persons and were not acquiring the securities for the account or benefit of U.S. persons; and (iv) the offerees agreed only to sell the shares in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On August 11, 2006, the Company authorized the issuance of restricted shares of common stock to the following investors for the following amounts of accrued interest:

           ------------------- ---------------- ---------------- ------------------------ -----------------
           Investor                                                     Accrued Interest            Shares
           ------------------- ---------------- ---------------- ------------------------ -----------------
           ----------------------------------------------------- ------------------------ -----------------
           FE Global Leveraged Investments Ltd.                                  $14,192            40,548
           FE Global Undervalued Investments Ltd.                                 $8,870            25,343
           First Equity Securities Ltd.                                           $3,548            10,137
           FE Global Convertible Investment Ltd.                                 $30,158            86,165
           FAGEB AG                                                              $35,479           101,370
           ------------------- ---------------- ---------------- ------------------------ -----------------

The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act for the issuances.

The Company complied with the requirements of Section 4(2) based on the following factors: (i) the issuances were isolated private transactions by the Company; (ii) there were only five offerees who were issued the Company’s shares for accrued interest; (iii) the offerees stated the intention only to sell the shares in accordance with the registration provisions of the Securities Act or an exemption therefrom; (iv) there were no subsequent or contemporaneous public offerings of the shares; (v) the shares were not broken down into smaller denominations; and (vi) the negotiations that lead to the issuance of the shares took place directly between the offerees and the Company.

The Company complied with the requirements of Regulation S based on the following factors: (i) the Company directed no offering efforts in the United States by issuing shares only to offerees who were outside the United States at the time the transaction was agreed upon; (ii) the Company ensured that the persons to whom the shares were issued were non-U.S. persons with addresses in foreign countries; (iii) the offerees agreed that they were not U.S. persons and were not acquiring the securities for the account or benefit of U.S. persons; and (iv) the offerees agreed only to sell the shares in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 10, 2006 the Company’s board of directors adopted resolutions proposing and declaring that the shareholders should vote upon the following proposals:

o	Proposal 1: Amend the Company’s Amended and Restated Articles of Incorporation by changing the name of the Company from “Healthbridge, Inc.” to “Providence Resources, Inc.”;

o	Proposal 2: Acquire Providence Exploration as a wholly owned subsidiary pursuant to the Securities Exchange Agreement and the Note Exchange Agreement; and

o	Proposal 3: Amend the Company’s Amended and Restated Articles of Incorporation to increase the Company’s authorized common stock from fifty million (50,000,000) to one hundred million (100,000,000) shares.

On September 29, 2006, pursuant to a special meeting of the shareholders, the board of directors’ proposals were adopted by the holders of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon in accordance with the provisions set forth in Texas Business Corporations Act, Article 4.02 and 5.02, as follows:

               --------------------- -------------------- --------------------- -----------------------
                                      Votes cast "for"      Percentage cast        Abstentions and
                                                                 "for"             broker non-votes
               Proposal 1                    19,393,941           61.5                            5
                                     -------------------- --------------------- -----------------------
                                     -------------------- --------------------- -----------------------
               Proposal 2                    19,370,271           61.4                        6,005
                                     -------------------- --------------------- -----------------------
                                     -------------------- --------------------- -----------------------
               Proposal 3                    19,523,141           61.8                       56,355
               --------------------- -------------------- --------------------- -----------------------

The Company effected these proposals on September 29, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 39 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of November 2006.

Providence Resources, Inc.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(b)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(d)	*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(e)	*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003)
3(i)(f)	*	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
3(ii)(a)	*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(ii)(b)	*	Amended and Restated Bylaws of the Company (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006)
10(i)	*	The 2004 Benefit Plan of Providence Resources, Inc. dated May 24, 2004 (incorporated by reference from the Form S-8 filed with the Commission on May 26, 2004).
10(ii)	*	Joint Venture Agreement between Providence Exploration and Harding Company, dated October 1, 2005, (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
10(iii)	*	Extension of the Term of Series "A" Convertible Debenture Certificate with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005)
10(iv)	*

Extension of the Term of Series "A" Convertible Debenture Certificate with Global Convertible Megatrend Ltd. (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005)

10(v)	*

Agreement for Purchase and Sale between Providence Exploration and Global Mineral Solutions, L.P., dated February 22, 2006, (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).

10(vi)	Attached	Consulting Agreement with Eastgate Associates Ltd., dated April 1, 2006.
14	*	Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the Commission on November 17, 2004)
31	Attached

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