Form 10KSB
period 2006-12-31
PROVIDENCE RESOURCES INC
filed 2007-04-10
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

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

Title of Each Class Common Stock ($0.0001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No       X

The registrant's total revenues for the year ended December 31, 2006 were $350.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $13,070,778 based on the average closing bid and ask price for the common stock on April 5, 2007.

As of April 5, 2007, there were 51,449,627 shares outstanding of the registrant's common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As used herein the terms “Providence,” “we,” “us,” and “our,” refer to Providence Resources, Inc., a Texas corporation, and our subsidiaries. All references herein to “Providence Exploration” refer to Providence Exploration, LLC, our wholly owned subsidiary, and its subsidiary PDX Drilling I, LLC.

Providence was incorporated under the laws of the State of Texas on February 17, 1993, as “GFB Alliance Services, Inc.” We have since undergone several name changes and on May 13, 1999, pursuant to an amendment to our articles of incorporation, adopted the name “Healthbridge, Inc.” During early 2002 we acquired exclusive ownership of the Valides® Modular Infectious Waste Disposal System and the Medides System. The acquisition included all the intellectual property associated with the technologies including patents, patents pending, proprietary software, and licenses required to manufacture, operate and market these technologies worldwide. Prior to year end 2005 we decided to discontinue all operations connected to the Valides® Modular Infectious Waste Disposal System and the Medides System due to our inability to successfully commercialize this technology.

BUSINESS

Providence decided to enter into the oil and gas business in November of 2005. We executed a secured promissory note with Providence Exploration dated December 1, 2005, to loan up to $5,000,000 to fund its oil and gas exploration and development activities and lease purchases. On April 10, 2006, we executed a Securities Exchange Agreement with Providence Exploration and the membership unit holders of Providence Exploration and concurrently entered into a Note Exchange Agreement with the holders of certain of Providence Exploration’s promissory notes, which agreements resulted in the acquisition of Providence Exploration as a wholly owned subsidiary on September 29, 2006. Our name was effectively changed from “Healthbridge, Inc.” to “Providence Resources, Inc.” on October 3, 2006.

Providence is now involved in the exploration and development of oil and gas in Hamilton, Comanche and Val Verde Counties, Texas. We are also involved in the purchase, refurbishment and sale of drilling and service rigs through Providence Exploration’s wholly owned subsidiary PDX Drilling I, LLC on site in Young County, Texas.

Oil and Gas Exploration in Comanche and Hamilton Counties

On October 1, 2005, Providence Exploration purchased interests in approximately 6,272 acres of oil and gas leases located in Comanche and Hamilton Counties, Texas, from Harding Company, in exchange for $3,136,273. Providence Exploration acquired a 90% working interest while Harding Company retained a 10% working interest in the leases. Providence Exploration is entitled to earn a 68.4% net revenue interest subject to fulfilling its financial commitments to the exploration and development of the leases. Harding Company remains responsible for conducting seismic research on the leases, making recommendations on drill site locations, and drilling and operating wells located on the leases.

Providence Exploration is responsible for one hundred percent (100%) of the costs associated with conducting the seismic program, drilling, and completing the wells on the project. Harding Company is responsible for ten percent (10%) of future expenses related to the shipment of any gas produced from project wells. Under this arrangement, Providence Exploration intends to develop and produce oil and gas from the Marble Falls and Barnett Shale and Strawn formations in prospect specific areas of the Fort Worth basin.

Harding Company.

Harding Company (www.hardingcompany.com) is a 52 year old, Dallas-based oil and gas exploration, development and operating company. While Harding Company has conducted operations throughout Texas and the region, it is currently primarily engaged in conducting operations in the Barnett Shale. Harding Company has extensive experience in implementing 3D seismic and horizontal drilling techniques.

Development Activities to Date.

Since executing a Joint Exploration Agreement, Providence Exploration and Harding Company have completed seismic and initial drilling operations. Based on the results of the seismic operations, Providence Exploration acquired an additional 1,102.53 acres in Comanche County from Harding Company in July of 2006 for $330,751.50, bringing the total acreage leased by us in Comanche and Hamilton Counties to 7,374 acres. Results obtained, as available, for the four initial drill sites in Comanche County are as follows:

                    |X| The Marrs # 1 well was drilled to test the Strawn formation. An evaluation of the well is in process.

|X| The Steward #1H well was completed in the Barnett Shale formation and fractures stimulated in three individual fracture stages on October 27, 2006. The well flowed back fracture treatment fluid from October 27 to November 6, 2006, which was followed by swabbing, that resulted in the recovery of 98% of the fluid treatment volume. Gas lift with nitrogen was conducted to increase fluid recovery and total treatment recovery was increased to 132%. However, a high water production rate of greater than 1,000 barrels of water per day hindered prospective gas production which prevented a commercial Barnett Shale completion. Operations at the Steward #1H are currently suspended pending further evaluation.

|X| The Nowell #1H well was completed in the Barnett Shale formation and fractures stimulated in four individual fracture stages on October 25, 2006. The well flowed back fracture treatment fluid until tubing was run in the well. Artificial lift operations were conducted using a swab unit followed by gas lift with nitrogen. Gas lift was installed to remove fluids at an increased rate. To date, a volume equal to 95% of the total fluid treatment volume has been recovered from the Barnett Shale completion. A high water production rate of greater than 1,000 barrels of water per day gas production has hindered gas production and prevented a commercial Barnett Shale completion. The initial Barnett Shale completion has since been abandoned with a cast iron bridge plug set over the Barnett Shale perforations and a recompletion to the Ellenberger breccia porosity is currently being tested. The Ellenberger breccia porosity has been perforated and swabbed down with a showing of oil and limited water production. Harding intends to conduct an acid treatment on the well and to test the Ellenberger breccia porosity further for oil and gas.

|X|The Patton #2H well was drilled 3,752 feet into the Ellenberger formation and subsequently logged. The logs are being reviewed and evaluated at this time. The well is located in close proximity to the Providence-owned pipeline infrastructure.

Our oil and gas pipeline infrastructure is a five mile, 6 and 5/8 inch, pipeline gathering system in Southeast Comanche County which has been constructed by Comanche County Pipeline, LLC, a partnership owned 90% by Providence Exploration, LLC and 10% by Harding Company and others. The system will gather gas to an existing hydrocarbon dew point control plant that will be capable of handling any gas production. Should gas production reach 500 MCF per day the system will need to be extended. An extension would increase capacity to as much as 5,000 MCF per day and would be able to deliver volumes directly into an existing Atmos Texas Pipeline system in Hamilton County. Our gathering system is designed and constructed to meet or exceed all Department of Transportation and Texas Railroad Commission regulations. When the system is complete, it will allow future production to flow directly to competitive markets which will assure consistent prices for any production.

Providence has suspended any further drilling on the Comanche and Hamilton County leases until such time as a full evaluation of those drill results obtained to date can be properly analyzed to determine future prospects for gas production from these leases.

Oil and Gas Exploration in Val Verde County

On March 30, 2006, Providence Exploration purchased approximately 12,832 acres of oil and gas leases located in Val Verde County, Texas from Global Mineral Solutions, L.P. located in Val Verde County, Texas, in exchange for $3,849,600, of which $1,924,800 was paid in cash and $1,924,500 by a promissory note which was converted into 3,500,000 shares of our common stock on October 4, 2006. Global Mineral Solutions, L.P. retained a thirteen percent (13%) carried interest in the leases that will convert to a 13% working interest after the completion of the first eight wells.

Description of Val Verde Target.

The Val Verde leases include multiple deep drilling targets for natural gas exploration, development and production within the Ellenberger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs.

TRNCO Petroleum Corporation.

Providence recently engaged TRNCO Petroleum Corporation of Midland, Texas to implement an I/O System Two recording system in combination with the latest generation of state-of-the-art acquisition and processing parameters to obtain high quality 3D seismic data for those leases located in Val Verde County. The data is intended to illuminate deep gas targets at depths ranging from 14,000 to 16,000 feet within the identified carbonates. TRNCO will supervise the acquisition, processing, licensing and interpretation of all seismic data and has engaged Dawson Geophysical Company to be responsible for obtaining the actual 3D seismic data. Founded in 1952, Dawson is a leading provider of onshore seismic data acquisition and processing services that operates two state-of-the-industry data processing centers in Houston and Midland, Texas, staffed by experienced geophysicists. The processing professionals use the latest kits of powerful processing tools and back their analytical excellence with practical geophysical field experience in correlating complex producing horizons. Dawson’s prior experience in the Val Verde Basin is expected to be of considerable benefit to Providence in acquiring reliable 3D seismic data.

Permitting, seismic data acquisition and interpretation is expected to require up to six months with plans for immediate drilling on the Val Verde leases anticipated immediately thereafter. Val Verde County has substantial gas gathering systems and pipeline infrastructure in place that will facilitate delivery of prospective production from the leases.

Acquisition and Disposition of Drilling and Service Rigs

PDX Drilling I, LLC, a wholly owned subsidiary of Providence Exploration, was formed to acquire, refurbish and sell drilling and service rigs, in addition to providing drilling services. Drilling rigs are used to drill oil and gas wells while service rigs are used to rework and maintain existing oil and gas wells. PDX initially acquired one drilling rig, two service rigs, and the basic components to build two additional drilling rigs. Subsequently, PDX sold one service rig and one drilling rig. The other service rig was destroyed in an accident and PDX currently has a claim against the insurance for this rig. Due to a slow down in the drilling and service rig market in late 2005 and 2006 PDX decided to wind down its drilling and service rig acquisition and sales operations. PDX is now in the process of selling the components for the two remaining drilling rigs.

Provision of Drilling Services

During the last half of 2005 and the first calendar quarter of 2006, PDX provided drilling services to operators in the area surrounding Graham, Texas. During such period, PDX drilled four wells and serviced a number of existing wells. PDX has since ceased to offer drilling services due to difficulties associated with engaging qualified personnel and operators to provide such services and an overall increase in costs associated with providing drilling services.

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

Risks Related To Providence’s Business

Providence has a history of operating losses and such losses may continue in the future.

Since Providence’s inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $15,914,684 at December 31, 2006. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Should Providence fail to produce oil and gas revenue we may continue to operate at a loss and may never be profitable.

Providence has a limited operating history.

Providence acquired Providence Exploration on September 29, 2006, which company first began oil and gas exploration operations during the fourth quarter of 2005. As such, our limited operating history provides an inadequate track record from which to base future projections of successful operation.

Providence has a history of uncertainty about continuing as a going concern.

Providence’s audits for the periods ended December 31, 2006 and December 31, 2005 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, an accumulated deficit of $15,914,684 as of December 31, 2006, and revenue generating activities that were insufficient to sustain operations. Unless we are able to cure this pattern of reoccurring losses and insufficient revenue, our ability to continue as a going concern will be in jeopardy.

Providence cannot represent that we will be successful in continuing operations.

Providence has not, to date, generated sufficient revenue from operations to cover expenses and may not generate sufficient revenue over the next twelve months to ensure continued oil and gas development operations. Should Providence be unable to realize sufficient revenue over that time period, it will be forced to raise additional capital to remain in operation. We have no commitments for the provision of additional capital and can offer no assurance that such capital will be available if necessary to continue operations.

We may not be successful in integrating the business operations of Providence Exploration, LLC into our business operations, stifling growth and disrupting our business.

Providence’s recent acquisition of Providence Exploration involves the integration of companies that have previously operated independently. Successful integration will depend on our ability to consolidate operations and procedures and to integrate Providence Exploration’s management team with our own. If we are unable to do so, we may not realize the anticipated potential benefits of the acquisition, our business development could be stifled, and results of operations may suffer. Difficulties could include the loss of key employees, the disruption of Providence Exploration’s ongoing businesses, and possible inconsistencies in standards, controls, procedures and policies.

We may be unable to manage the growth of our business which failure could negatively affect development, operating results, and fiscal independence.

We believe that if our growth plan is successful, our business will grow in size and complexity. Any new sustained growth would place a significant strain on our management systems and operational resources requiring us to recruit, hire and retain new managerial, finance and support personnel. Our ability to compete effectively would also require us to maintain and improve operational, financial, and management information systems on a timely basis. Should Providence be unable to manage growth effectively, both our business development and our operating results would be negatively effected which in turn would preclude us from becoming financially independent of outside funding sources.

Risks Related to the Oil and Gas Industry

Oil and natural gas drilling and producing operations involve various risks which could result in net losses.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. Wells which we drill may not be productive, and, thus, we may not be able to recover all or any portion of our investment in such wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. The seismic data and other technologies which we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can reduce the feasibility of a project to produce a profit. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

|X| unexpected drilling conditions;

|X| title problems;

|X| pressure or irregularities in formations;

|X| equipment failures or accidents;

|X| adverse weather conditions;

|X| compliance with environmental and other governmental requirements; and

|X| cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

|X| encountering well blowouts;

|X| cratering and explosions;

|X| pipe failure;

|X| fires;

|X| formations with abnormal pressures resulting in uncontrollable flows of oil and natural gas;

|X| brine or well fluids; and

|X| release of contaminants into the environment and other environmental hazards and risks.

The nature of these risks is such that some liabilities including environmental fines and penalties could exceed our ability to pay for the damages. We could incur significant costs due to these risks that could result in net losses.

Providence is subject to federal, state and local laws and regulations which could create liability for personal injuries, property damage, and environmental damages.

Exploration and development, exploitation, production and sale of oil and natural gas in the United States is subject to extensive federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations could harm Providence’s business, results of operations and financial condition. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include oil and gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials, discharge permits for drilling operations, spacing of wells, environmental protection, reports concerning operations, and taxation. Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, reclamation costs, remediation, clean-up costs and other environmental damages.

Shortages of oil field equipment, services and qualified personnel could reduce Providence’s profit margin, cash flow and operating results.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. There have also been shortages of drilling rigs and other equipment, as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. We cannot be certain when or if we will experience these issues and these types of shortages or price increases which could significantly decrease any profit margin, cash flow and operating results on any particular well or restrict our ability to drill additional wells.

The results of Providence’s operations depend on the exploration efforts of Harding Company and TRNCO Petroleum Corporation, both of which are third parties.

The management of exploration efforts in Comanche and Hamilton Counties is dependent on an independent local operator, Harding Company, while 3D seismic exploration of oil and natural gas prospects in Val Verde is dependent on an independent local company, TRNCO Petroleum Corporation. The fact that Providence is dependent on the operations of third parties for the results of exploration efforts and the prospective production of oil and natural gas assets could impede our ability to realize a net profit from operations.

Oil and natural gas prices are volatile, and any substantial decrease in prices could cause Providence to continue to operate at a loss.

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties will depend primarily upon the prices we receive for production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Our cash flow from operations will be highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

|X| the level of consumer demand;

|X| the domestic supply;

|X| domestic governmental regulations and taxes;

|X| the price and availability of alternative fuel sources;

|X| weather conditions; and

|X| market uncertainty.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce future revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could cause us to continue to operate at a loss. Should the oil and natural gas industry experience significant price declines, we may continue to operate at a loss.

Risks Related to Providence’s Shares

Providence does not pay dividends.

Providence does not pay dividends. Providence has not paid any dividends since inception and has no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

Return of investor’s capital contributions is not guaranteed.

The shares registered hereby are speculative and involve a high degree of risk. There can be no guarantee that shareholders will realize a substantial return on an investment, or any return at all, or that he or she will not lose their entire investment. For this reason, each investor should read this registration statement carefully and should consult with his or her legal counsel, accountant(s), or business advisor(s) prior to making any investment decision.

Providence may require additional capital funding.

There can be no guarantee that we will not require additional funds, either through additional equity offerings or debt placements, in order to expand our operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

Future shareholders of Providence’s preferred stock may face certain risks.

Providence has 25,000,000 shares of authorized preferred stock. Though no shares are currently issued and outstanding, shares may be issued in the future, which shares will involve a high degree of risk. The preferred stock authorized in the articles of incorporation, allows the board of directors to designate the dividend, voting, conversion and liquidation rights or preferences of any class of preferred stock. However, the board of directors has never designated any class or series of preferred stock, nor has it ever set forth any description or designation of the rights or preferences of the preferred stock. As such, the board of directors may not allow dividends, voting, conversion, or liquidation rights. Additionally, the designation may change from time to time.

Providence’s shareholders may face significant restrictions on their stock.

Providence’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1	which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;

15g-2 which details that brokers must disclose risks of penny stock on Schedule 15G;

15g-3 which details that broker/dealers must disclose quotes and other information relating to the penny stock market;

15g-4 which explains that compensation of broker/dealers must be disclosed;

15g-5 which explains that compensation of persons associated in connection with penny stock sales must be disclosed;

15g-6 which outlines that broker/dealers must send out monthly account statements; and

15g-9 which defines sales practice requirements.

Since Providence’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

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

Reports to Security Holders

Providence is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. Providence files all of its required information with the Commission.

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Providence currently maintains limited office space for which we pay no rent. The address of our office is 1066 West Hastings Street Suite 2610, Vancouver, British Columbia, Canada V6E 3X2.

Providence Exploration maintains limited office space at 100 Crescent Court, 7th Floor, Dallas, Texas, 75201, and a warehouse in Young County, Texas. Providence Exploration’s office and warehouse space are under operating leases which expire October 1, 2007. Providence Exploration paid rent of $5,325 for the year ended December 31, 2006, and $6,429 for the year ended December 31, 2005. Providence believes that Providence Exploration’s office space and warehouse will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Providence is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2006, Providence held an annual meeting of shareholders to elect four directors to serve varying terms, and to confirm the appointment of Chisholm, Bierwolf & Nilson, LLC, as Providence’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

Charles Crowell and Randy Buchamer were both elected to serve as directors for one year terms or until the next annual meeting of our shareholders, Nora Coccaro was elected to serve as a director for a two year term or until the second succeeding annual meeting, and Markus Mueller was elected to serve as a director for a three year term or until the third succeeding annual meeting.

The shareholders also confirmed the appointment of Chisholm, Bierwolf & Nilson, LCC.

Charles Crowell and Randy Buchamer resigned their respective positions as members of our board of directors on March 22 2007.

PART II ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Providence’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol “PVRS”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each of the quarters listed below are as follows:

--------------- ---------------------------------------- ----------------- ----------------
                             Quarter Ended                     High              Low
     Year
--------------- ---------------------------------------- ----------------- ----------------
--------------- ---------------------------------------- ----------------- ----------------
     2006                     December 31                     $1.00             $0.35
--------------- ---------------------------------------- ----------------- ----------------
--------------- ---------------------------------------- ----------------- ----------------
                             September 30                     $1.60             $0.70
--------------- ---------------------------------------- ----------------- ----------------
--------------- ---------------------------------------- ----------------- ----------------
                                June 30                       $2.50             $0.96
--------------- ---------------------------------------- ----------------- ----------------
--------------- ---------------------------------------- ----------------- ----------------
                                March 31                      $0.96             $0.48
--------------- ---------------------------------------- ----------------- ----------------
--------------- ---------------------------------------- ----------------- ----------------
     2005                      December 31                    $0.85             $0.13
--------------- ---------------------------------------- ----------------- ----------------
--------------- ---------------------------------------- ----------------- ----------------
                              September 30                    $0.25             $0.15
--------------- ---------------------------------------- ----------------- ----------------
--------------- ---------------------------------------- ----------------- ----------------
                                 June 30                      $0.23             $0.20
--------------- ---------------------------------------- ----------------- ----------------
--------------- ---------------------------------------- ----------------- ----------------
                                March 31                      $0.26             $0.20
--------------- ---------------------------------------- ----------------- ----------------

Common Stock

As of April 5, 2007, there were approximately 241 shareholders of record holding a total of 51,449,627 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 5, 2007, there were no shares issued and outstanding of 25,000,000 shares of preferred stock, par value $0.0001, authorized. Providence’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Convertible Promissory Note

Providence has issued (i) seven debentures in the aggregate amount of $3,320,000 at 7% interest that are convertible into common shares at $0.35 per share at any time until November 30, 2010, and (ii) one debenture in the amount of $250,000 at 10% interest convertible into common shares at $0.10 per share at any time until May 6, 2010.

Warrants

Providence has issued (i) 348,000 common share purchase warrants exercisable at $0.30 per share at any time until December 1, 2010, (ii) 6,684,960 common share purchase warrants exercisable at $1.00 per share at any time until July 25, 2009, (iii) 188,190 common share purchase warrants exercisable at $0.72 per share at any time until November 7, 2009, and (iv) 46,500 common share purchase warrants exercisable at $0.72 per share at any time until November 20, 2009.

Dividends

Providence has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on Providence’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Providence’s ability to pay dividends on our common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S PLAN OF OPERATIONS

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31.

General

Providence’s current financial condition and results of operations depend on private financing activities. Providence Exploration has a limited history of generating revenue, which cannot be viewed as an indication of continued growth, and a historical record of incurring losses. Should Providence be unable to generate revenue to the point where we can realize net cash flow, such failure will have an impact on our ability to continue business operations.

Business Strategy

Over the next twelve months, Providence intends to:

|X| produce a full evaluation of the initial prospects in the Marble Falls, Barnett Shale and Strawn leases;

|X| continue post drilling “fracing” in the Marble Falls and Barnett Shale leases (fracing is the fracturing of geologic formations which open up pathways for the oil or gas to flow to the well);

|X| explore to develop the Marble Falls and Barnett Shale and Strawn leases for oil and gas production;

|X| seismically explore the Val Verde leases;

|X| interpret the Val Verde seismic data; and

|X| develop the Val Verde leases with multiple deep drilling targets for natural gas production.

Providence’s business development strategy is prone to significant risks and uncertainties that can have an immediate impact on efforts to realize net cash flow. This impact may deter future prospects of revenue.

Results of Operations

During the year ended December 31, 2006, Providence was involved in (i) finalizing those agreements pertaining to the acquisition of Providence Exploration, and (ii) raising additional capital by way of common stock offerings to fund the exploration, development and prospective production from those properties Providence Exploration has under lease.

During the same year, Providence Exploration (i) realized limited revenues from servicing equipment sales, (ii) completed the purchase of the Val Verde County leases, (iii) began seismic exploratory preparation on the Val Verde County leases, (iv) initiated seismic operations, identified drill sites and acquired an additional 1,103 acres in the Marble Falls and Barnett Shale leases, and (v) commenced drilling on the Marble Falls and Barnett Shale formations.

Providence expects to realize revenues within the next twelve months of operation from the initiation of gas production. However, our exploration activities to date have not resulted in the realization of commercially feasible gas production and we can provide no assurance that our ongoing exploration activities will produce revenue within this twelve month time frame or at all.

In the near term, we will not be able to generate sufficient cash flow from operations to sustain our business as we continue to incur lease development expenses. Further, there can be no assurance that Providence will ever be able to generate sufficient cash flows to sustain operations. Our business development strategy is prone to significant risks and uncertainties, certain of which can have an immediate impact on our efforts to realize positive net cash flow and deter the prospect of future revenue.

Losses

Net losses for the year ended December 31, 2006, increased to $6,761,584 from $944,857 for the year ended December 31, 2005. The increase in net losses over the comparative periods can be attributed to an increase in general and administrative expenses and interest expenses. Providence generated limited revenues during this period.

We will likely continue to operate at a loss through fiscal 2007 due to the nature of Providence’s oil and gas exploration and development operations and cannot be certain that we will ever generate revenue from operations.

Expenses

General and administrative expenses for the year ended December 31, 2006, increased to $2,121,062 from $468,677 for the year ended December 31, 2005. The increase in general and administrative expenses over the comparative periods can be primarily attributed to increases in legal, consulting and accounting costs related to the Providence Exploration acquisition, oil and gas development expenses, and our common stock offering. Providence expects that general and administrative expenses will decrease in future periods.

Interest expenses for the year ended December 31, 2006, increased to $5,102,503 from $200,517 for the year ended December 31, 2005. The increase in interest expense over the comparative periods can be attributed to the accrued interest on the eight outstanding convertible debentures, the differences between market values and transaction values for shares issued for principal and interest on the eight convertible debentures, the below-market value warrants issued in the recent equity financing, and other interest expenses.

Depreciation expense for the years ended December 31, 2006 and 2005 was $9,544 and $491 respectively.

Capital Expenditures

Providence spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to December 31, 2006, except those costs of unproved properties acquired with Providence Exploration and related exploration costs.

Income Tax Expense (Benefit)

Providence has an income tax benefit resulting from net operating losses that may offset any future operating profit.

Impact of Inflation

Providence believes that inflation has had an effect on Providence Exploration’s operations due to the increased interest in oil and gas exploration over the last three years which has increased prices for labor, maintenance services, and equipment. We believe that we can offset these inflationary increases by improving operating efficiencies.

Liquidity and Capital Resources

Providence had current assets of $2,264,758 with total assets of $29,795,787 as of December 31, 2006. These assets include cash on hand of $1,540,145 and undeveloped oil and gas leases of $26,266,981. Stockholders equity in Providence was $24,152,133 at December 31, 2006.

Cash flows used in operating activities were $211,623 for the year ended December 31, 2006, compared to $232,857 used in operating activities the year ended December 31, 2005. Cash flows used in operating activities during the current period are primarily due to an increase in net losses.

Cash flows used in investing activities were $8,379,886 for the year ended December 31, 2006, compared to $3,075,000 for the year ended December 31, 2005. Cash flows used in investing activities during the current period consisted of advances to Providence Exploration prior to its acquisition and the acquisition of property and equipment.

Cash flows provided by financing activities were $8,096,026 for the year ended December 31, 2006, as compared to $5,296,952 provided by financing activities for the year ended December 31, 2005. Cash flows provided by financing activities during the current period were generated primarily from the sale of our common stock.

We had a working capital surplus of $627,947 as of December 31, 2006, and have funded our cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. We do not believe that our current assets are sufficient to conduct our minimum plan of operation over the next twelve (12) months. No assurances can be given that additional funding, as needed to explore and develop our lease interests will be available to us on acceptable terms or available at all. Our inability to obtain funding, as necessary, would have a material adverse effect on our plan of operation.

Providence has no current plans for the purchase or sale of any plant or equipment. We have no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in this section, Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this report because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

|X| our anticipated financial performance;

|X| uncertainties related to oil and gas exploration and development;

|X| our ability to generate revenues through oil and gas production to fund future operations;

|X| our ability to raise additional capital to fund cash requirements for future operations;

|X| the volatility of the stock market; and

|X| general economic conditions.

We wish to caution readers that Providence’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for Providence for the year ended December 31, 2006, our auditors discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. Our auditors believe that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on Providence’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on Providence’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on Providence’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on Providence’s future reported financial position or results of operations.

In September 2006, the Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. Providence is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Providence is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Going Concern

Providence’s audit expressed substantial doubt as to Providence’s ability to continue as a going concern as a result of recurring losses, lack of revenue generating activities, and an accumulated deficit of $15,914,684 as of December 31, 2006. These conditions raise substantial doubt about Providence’s ability to continue as a going concern.

Management’s plan to address Providence’s ability to continue as a going concern, includes the development and prospective production of oil and natural gas from existing leases, and the conversion of outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, we would then have sufficient funds to execute our intended business plan or generate positive operating results.

ITEM 7. FINANCIAL STATEMENTS

Providence’s financial statements and supplementary oil and gas schedules for the fiscal year ended December 31, 2006, are attached hereto as pages F-1 through F-35.

                                                        PROVIDENCE RESOURCES,
                                                                 INC.
                                                     (A Development Stage Company)

                                                                 INDEX
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

         Report of Chisholm, Bierwolf and Nilson, LLC                                               F-2

         Consolidated Balance Sheet                                                                 F-3

         Consolidated Statements of Operations                                                      F-4

         Consolidated Statements of Stockholders' Equity (Deficit)                                  F-5

         Consolidated Statements of Cash Flows                                                     F-12

         Notes to Consolidated Financial Statements                                                F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Providence Resources, Inc.

Vancouver, B.C. Canada

We have audited the accompanying balance sheets of Providence Resources, Inc. at December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficit)and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Resources, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recorded significant losses from operations, and is dependent on financing to continue operations, which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 27, 2007

                                           PROVIDENCE RESOURCES, INC.
                                          (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEETS
                                                December 31, 2006
                                                                                2006                    2005
                                                                           ----------------        ----------------
CURRENT ASSETS:
Cash                                                                   $         1,540,145     $         2,035,438
Drilling rig inventory                                                             724,515                       -
Prepaid expenses                                                                        98                       -
Promissory note Receivable, including interest                                           -               3,091,901
                                                                           ----------------        ----------------
Total current assets                                                             2,264,758               5,127,339
                                                                           ----------------        ----------------

PROPERTY AND EQUIPMENT (Note 4) :
Oil and gas leases - undeveloped                                                26,266,981                       -
Oil and gas pipeline (construction in progress)                                  1,170,173                       -
Equipment, net of amortization                                                      45,810                   1,019
                                                                           ----------------        ----------------
Total property and equipment                                                    27,482,964                   1,019
                                                                           ----------------        ----------------

OTHER ASSETS:
Loan origination fees, net of amortization of $24,097                               45,799                       -
Deposits                                                                             2,266                       -
                                                                           ----------------        ----------------

Total other assets                                                                  48,065                       -
                                                                           ----------------        ----------------
Total assets                                                           $        29,795,787     $         5,128,358
                                                                           ----------------        ----------------

CURRENT LIABILITIES:
Accounts payable                                                       $           953,803     $           119,867
Accrued expenses                                                                   153,909                  61,703
Related party payables                                                              75,000                  13,500
Current portion of long term notes payable (Note 6)                                454,099                       -
                                                                           ----------------        ----------------
Total current liabilities                                                        1,636,811                 195,070

CONVERTIBLE DEBENTURES (Note 7)                                                  3,570,000               3,645,000

LONG TERM NOTES PAYABLE (NOTE 6)                                                   319,826                       -
                                                                           ----------------        ----------------

Total liabilities                                                                5,526,637               3,840,070

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                                      117,017                       -
                                                                           ----------------        ----------------
COMMITMENTS AND CONTINGENCIES                                                            -                       -

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 25,000,000 shares
 authorized, no shares issued and outstanding                                            -                       -
Common stock, $.0001 par value, 100,000,000 shares
 authorized,47,949,627 shares issued and outstanding                                 5,185                   1,648
Additional paid-in capital                                                      40,047,072              10,425,371
Accumulated other comprehensive income                                              14,560                  14,370
Deficit accumulated during the development stage                              (15,914,684)             (9,153,101)
                                                                           ----------------        ----------------

Total stockholder's equity                                                      24,152,133               1,288,288
                                                                           ----------------        ----------------

Total liabilities and stockholders' equity                             $        29,795,787     $         5,128,358
                                                                           ----------------        ----------------
                               The accompanying notes are an integral part of these financial statements

                                                PROVIDENCE RESOURCES, INC.
                                              (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              Years ended December 31, 2006 and 2005 and Cumulative Amounts
                                                                                                                From
                                                                                                             Inception on
                                                                                                             February 17,
                                                                                                            1993through
                                                                                                               December
                                                                   2006                   2005                 31, 2006
                                                              ----------------        --------------        ---------------
Sales                                                     $               350                     -                    350
                                                                                   $                    $
Cost of Sales                                                          25,427                     -                 25,427
                                                              ----------------        --------------        ---------------

 Gross profit                                                          25,777                     -                 25,777

General and administrative expenses                               (2,121,062)             (468,677)            (7,455,424)
                                                              ----------------        --------------        ---------------

     Loss from operations                                         (2,095,285)             (468,677)            (7,429,647)

Other income (expense):
   Minority interest                                                   19,898                     -                 19,898
   Interest expense                                               (5,102,503)             (200,517)            (5,443,640)
   Interest income                                                    416,306                23,585                448,484
                                                              ----------------        --------------        ---------------

     Loss before provision for income taxes
       and discontinued operations                                (6,761,584)             (645,609)           (12,404,905)

Provision for income taxes                                                  -                     -                      -
                                                              ----------------        --------------        ---------------

 Loss before discontinued operations                              (6,761,584)             (645,609)           (12,404,905)

    Gain (loss) from discontinued operations, net of tax                    -             (299,248)            (3,407,279)
                                                              ----------------        --------------        ---------------

     Net loss before cumulative effect
         of accounting change                                     (6,761,584)             (944,857)           (15,812,184)

      Cumulative effect of accounting change, net of tax                    -                     -              (102,500)
                                                              ----------------        --------------        ---------------

     Net loss                                                     (6,761,584)             (944,857)           (15,914,684)
                                                              ================        ==============        ===============

Loss per share from continuing operations
basic/diluted                                                         $(0.24)               $(0.08)
                                                              ----------------        --------------
                                                              ----------------        --------------

Net Loss per common share - basic and diluted                         $(0.24)               $(0.12)
                                                              ----------------        --------------
                                                              ----------------        --------------

Weighted average common shares -                                   28,296,428             8,032,000
                                                              ----------------        --------------
                                                              ----------------        --------------
  Basic and diluted
Other comprehensive income
 Foreign currency translation adjustment                                  190                 9,057                 14,560
                                                              ----------------        --------------        ---------------

Net comprehensive income (loss)                           $       (6,761,394)      $      (935,800)     $     (15,900,124)
                                                              ================        ==============        ===============

                               The accompanying notes are an integral part of these financial statements

                                                                        PROVIDENCE RESOURCES, INC.
                                                                      (A Developmental Stage Company)
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                                        February 17, 1993 ( Date of Inception) to December 31, 2006
                                                                                                                                                Deficit
                                                                                                                           Accumulated        Accumulated
                                                                                                         Additional           Other            During the
                                                Preferred Stock                 Common Stock               Paid-in        Comprehensive       Development
                                           ---------------------------    --------------------------
                                             Shares          Amount         Shares         Amount          Capital           Income              Stage             Total
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at February 17, 1993 (date of
inception)                                          -   $           -         60,000   $          6  $         1,194  $                -  $              -   $        1,200

Net loss                                            -               -              -              -                -                   -             (200)            (200)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 1993                        -               -         60,000              6            1,194                   -             (200)            1,000

Net loss                                            -               -              -              -                -                   -             (240)            (240)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 1994                        -               -         60,000              6            1,194                   -             (440)              760

Net loss                                            -               -              -              -                -                   -             (240)            (240)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 1995                        -               -         60,000              6            1,194                   -             (680)              520

Net loss                                            -               -              -              -                -                   -             (240)            (240)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 1996                        -               -         60,000              6            1,194                   -             (920)              280

Issuance of common stock for cash                   -               -         32,068              3           80,269                   -                 -           80,272

Net loss                                            -               -              -              -                -                   -          (79,765)         (79,765)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 1997                        -               -         92,068              9           81,463                   -          (80,685)              787

Issuance of common stock for:
   Services                                         -               -          6,500              1           12,999                   -                 -           13,000
   Cash                                             -               -         26,170              3           26,167                   -                 -           26,170

Additional shares due to rounding
  after stock split                                 -               -            300              1              (1)                   -                 -                -

Net loss                                            -               -              -              -                -                   -          (36,896)         (36,896)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------
Balance at December 31, 1998                        -               -        125,038             14          120,628                   -         (117,581)            3,061

                               The accompanying notes are an integral part of these financial statements

                                                                        PROVIDENCE RESOURCES, INC.
                                                                      (A Developmental Stage Company)
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                                        February 17, 1993 ( Date of Inception) to December 31, 2006

Balance forward, December 31, 1998                  -               -        125,038             14          120,628                   -         (117,581)            3,061

Rounding                                            -               -           (38)              -                -                   -                 -                -

Issuance of common stock for:
   Cash                                             -               -         22,500              2          899,998                   -                 -          900,000

   Assets                                           -               -        128,012             13        1,020,452                   -                 -        1,020,465
   Net book value of Healthbridge,
Inc.                                                -               -         20,500              2              (2)                   -                 -                -

   Dividends-in-kind                                -               -         50,202              5        2,008,091                   -       (2,008,096)                -
   Debt                                             -               -        242,500             23          999,978                   -                 -        1,000,001
   Reverse acquisition with
Healthbridge, Inc.
 and Wattmonitor, Inc.                              -               -        147,500             15          798,046                   -                 -          798,061

Common stock offering costs                         -               -              -              -        (105,000)                   -                 -        (105,000)

Reverse acquisition, retirement of
old shares

 of Wattmonitor, Inc.                               -               -      (147,500)           (15)        (915,627)                   -           117,581        (798,061)

Share adjustment for shares
previously issued                                   -               -            150              -                -                   -                 -                -

Net loss                                            -               -              -              -                -                   -       (3,196,076)      (3,196,076)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 1999                        -               -        588,864             60        4,826,564                   -       (5,204,172)        (377,549)

                              The accompanying notes are an integral part of these financial statements

                                                                         PROVIDENCE RESOURCES, INC.
                                                                      (A Developmental Stage Company)
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                                        February 17, 1993 ( Date of Inception) to December 31, 2006

Balance forward at December 31, 1999                -               -        588,864             60        4,826,564                   -       (5,204,172)        (377,549)

Issuance of common stock for:
   Debt                                             -               -         34,950              4          349,496                   -                 -          349,500
   Services                                         -               -         11,000              1           71,199                   -                 -           71,200
   Cash                                             -               -         19,500              2          194,998                   -                 -          195,000
   Accounts payable                                 -               -          7,500              1           74,999                   -                 -           75,000

Common stock offering costs                         -               -              -              -         (15,600)                   -                 -         (15,600)

Stock option compensation expense                   -               -              -              -            6,000                   -                 -            6,000

Net loss                                            -               -              -              -                -                   -         (816,545)        (816,545)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 2000                        -               -        661,814             67        5,507,656                   -       (6,020,717)        (512,994)

Issuance of common stock for:
   Services                                         -               -         84,400              9          258,941                   -                 -          258,950
   Accounts payable                                 -               -         13,750              1           59,999                   -                 -           60,000
   Debt                                             -               -         41,603              4          249,614                   -                 -          249,618

Net loss                                            -               -              -              -                -                   -         (422,008)        (422,008)
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 2001                        -               -        801,567             81        6,076,210                   -       (6,442,725)        (366,434)

                               The accompanying notes are an integral part of these financial statements

                                                                         PROVIDENCE RESOURCES, INC.
                                                                      (A Developmental Stage Company)
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                                        February 17, 1993 ( Date of Inception) to December 31, 2006

Balance forward at December 31, 2001                -               -        801,567             81        6,076,210                   -       (6,442,725)        (366,434)

Comprehensive loss:

 Net loss                                           -               -              -              -                -                   -       (1,221,203)      (1,221,203)
 Other comprehensive loss -
 cumulative foreign currency
 translation adjustment                             -               -              -              -                -               4,869                 -            4,869
                                                                                                                                                                ------------

  Total comprehensive loss                                                                                                                                      (1,216,334)
                                                                                                                                                                ============

Issuance of common stock for:
   Intellectual property                            -               -         37,500              4          224,996                   -                 -          225,000
   Services                                         -               -        143,000             14          806,086                   -                 -          806,100
   Accounts payable and services                    -               -          5,000              1           10,999                   -                 -           11,000

Stock option compensation expense                   -               -              -              -           12,500                   -                 -           12,500
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 2002                        -               -        987,067             99        7,130,791               4,869       (7,663,928)        (528,169)

                               The accompanying notes are an integral part of these financial statements

                                                                         PROVIDENCE RESOURCES, INC.
                                                                      (A Developmental Stage Company)
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                                        February 17, 1993 ( Date of Inception) to December 31, 2006

Balance forward at December 31, 2002                -               -        987,067             99        7,130,791               4,869       (7,663,928)        (528,169)

Comprehensive loss:
 Net loss                                           -               -              -              -                -                   -         (232,560)        (232,560)
 Other comprehensive loss -
 cumulative foreign currency
 translation adjustment                             -               -              -              -                -               (806)                 -            (806)
                                                                                                                                                                ------------
  Total comprehensive loss                                                                                                                                        (233,366)
                                                                                                                                                                ============

Issuance of common stock for:
 Cash                                               -               -        314,165             32          102,801                   -                 -          102,833
 Services                                                                      2,100              -            3,888                   -                 -            3,888

 Debt                                                                      1,537,048            154          475,583                   -                 -          475,737

Common stock offering costs                         -               -              -              -          (2,000)                   -                 -          (2,000)

Issuance of common stock
 options for services                               -               -              -              -           15,000                   -                 -           15,000
 after reverse split                                -               -             65              -                -                   -                 -                -
                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 2003                        -               -      2,840,445            285        7,726,063               4,063       (7,896,488)        (166,077)

Issuance of common stock for:

  Debt conversion                                   -               -      2,735,555            273          197,673                   -                 -          197,946

  Services                                                                 1,050,000            105           80,395                                                 80,500
 Other comprehensive loss -
 cumulative foreign currency
 translation adjustment                             -               -              -              -                -               1,250                 -            1,250

Net loss                                            -               -              -              -                -                   -         (311,757)        (311,757)

                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------
Balance at December 31, 2004                        -               -                           663                                5,313       (8,208,245)        (198,138)
                                                                           6,626,000                       8,004,131

                               The accompanying notes are an integral part of these financial statements

                                                                         PROVIDENCE RESOURCES, INC.
                                                                      (A Developmental Stage Company)
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                                        February 17, 1993 ( Date of Inception) to December 31, 2006

Balance at December 31, 2004                        -               -      6,626,000            663        8,004,131               5,313       (8,208,245)        (198,138)

Issuance of common stock for:

  Cash                                              -               -      7,520,000            752        2,005,248                   -                 -        2,006,000

  Debt                                              -               -      2,334,841            233          349,992                   -                 -          350,226

Issuance of warrants for finders fees               -               -              -              -          191,400                   -                 -          191,400
Common stock offering costs                         -               -              -              -        (125,400)                   -                 -        (125,400)

 Other comprehensive loss -
 cumulative foreign currency
 translation adjustment                             -               -              -              -                -               9,057                 -            9,057

Net loss for the period                             -               -              -              -                -                   -         (944,857)        (944,857)

                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 2005                        -   $           -     16,480,841   $      1,648  $    10,425,371  $           14,370  $    (9,153,101)   $    1,288,288

                               The accompanying notes are an integral part of these financial statements

                                                                         PROVIDENCE RESOURCES, INC.
                                                                      (A Developmental Stage Company)
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                                        February 17, 1993 ( Date of Inception) to December 31, 2006

Balance forward at December 31, 2005                -   $           -     16,480,841   $      1,648   $   10,425,371  $           14,370  $    (9,153,101)   $    1,288,288

Issuance of common stock for:
  Acquisition of Providence
Exploration                                         -               -     20,000,000          2,000       15,998,000                   -                 -       16,000,000

  Cash                                              -               -     13,369,920          1,337        8,020,615                   -                 -        8,021,952

  Debt                                              -               -      2,004,778            200        2,071,014                   -                 -        2,071,214

Issuance of warrants with equity
financing                                           -               -              -              -        3,409,330                   -                 -        3,409,330
Issuance of warrants for finders fees               -               -              -              -          122,743                   -                 -          122,743

 Other comprehensive loss -
 cumulative foreign currency
 translation adjustment                             -               -              -              -                -                 190                 -              190

Net loss for the period                             -               -              -              -                -                   -       (6,761,584)      (6,761,584)

                                           -----------     -----------    -----------     ----------     ------------    ----------------     -------------     ------------

Balance at December 31, 2006                        -   $           -     51,855,539   $      5,185   $   40,047,072  $           14,560  $   (15,914,685)   $   24,152,133

                               The accompanying notes are an integral part of these financial statements

                                                 PROVIDENCE RESOURCES, INC.
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended December 31, 2006 and 2005 and Cumulative Amounts
                                                                                                                  From
                                                                                                               Inception on
                                                                                                               February 17,
                                                                                                               1993through
                                                                                                                 December
                                                                       2006                 2005                 31, 2006
                                                                  ---------------       --------------        ---------------
Cash flows from operating activities:
   Net loss                                                   $      (6,761,584)     $      (944,857)      $    (15,914,684)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Shares issued for services                                          360,000                    -                360,000
     Shares issued for financing                                       3,532,073                    -              3,532,073
     Shares issued for debt conversion                                   226,547                    -                226,547
      Additional value of shares issued for
      debt                             conversion                      1,409,667              416,226              2,999,531
     Depreciation and amortization                                         9,544                  491                165,021
     Minority interest                                                  (19,898)                                    (19,898)
     Discontinued operations                                                   -              299,248              2,542,150
     Gain on write-off of liabilities                                          -                6,422               (96,270)
     (Increase) decrease in:
        Accounts receivable and prepaid expenses                         121,615             (16,901)                110,518
     Increase (decrease) in:
        Accounts payable                                                 931,721               53,756              1,550,827
        Accrued expenses                                                (82,808)               50,197              (210,419)
        Related party payables                                            61,500             (97,438)                175,312
                                                                  ---------------       --------------        ---------------
Net cash provided by (used in) operating activities                   (211,623)            (232,857)            (4,158,455)
                                                                  ---------------       --------------        ---------------

Cash flows from investing activities:
    Advances to Providence Exploration prior to acquisition          (5,811,761)          (3,075,000)            (8,886,761)
    Cash of Providence Exploration on acquisition date                    73,271                    -                 73,271
   Acquisition of intangible assets                                            -                    -              (150,398)
   Acquisition of property and equipment                             (2,644,520)                    -            (2,648,260)
   Issuance of notes receivable                                            3,124                    -                  (616)
                                                                  ---------------       --------------        ---------------
          Net cash (used in) investing activities                     (8,379,886          (3,075,000)           (11,612,764)
                                                                  ---------------       --------------        ---------------

Cash flows from financing activities:
   Proceeds from notes payable                                                 -                    -                692,999
   Issuance of common stock                                            8,021,952            2,006,000             13,111,279
   Commissions paid to raise convertible debentures                            -                    -               (41,673)
   Minority investment in subsidiary                                     136,915                    -                136,915
   Proceeds from convertible debentures                                        -            3,320,000              3,654,173
   Payments on notes payable                                            (62,841)             (29,048)              (256,889)
                                                                  ---------------       --------------        ---------------
  Net cash provided by financing activities                            8,096,026            5,296,952             17,296,804
                                                                  ---------------       --------------        ---------------
Cash effect of foreign currency translation                                  190                9,057                 14,560
                                                                  ---------------       --------------        ---------------
  Net increase (decrease) in cash                                      (495,293)            1,998,152              1,540,145
Cash, beginning of period                                              2,035,438               37,286                      -
                                                                  ---------------       --------------        ---------------
Cash, end of period                                           $        1,540,145     $      2,035,438      $       1,540,145
                                                                  ===============       ==============        ===============

                               The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) (formerly Healthbridge, Inc.) and its wholly owned subsidiaries, Healthbridge AG (“Healthbridge AG”), Providence Exploration LLC (“Providence Exploration”), PDX Drilling, LLC and Providence Resources LLC and a ninety percent interest in Comanche County Pipeline, LLC (collectively “the Company”).

Providence Resources, Inc. was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. The Company changed its name from Healthbridge, Inc. to Providence Resources, Inc. on September 29, 2006. Healthbridge AG was formed as a German subsidiary during 2002. Providence Exploration, LLC was formed on July 12, 2005, under the Laws of the State of Texas as a Limited Liability Company and is headquartered in Dallas, Texas. Providence Exploration formed a wholly owned subsidiary, PDX Drilling, LLC (PDX), on July 12, 2005. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. Providence Exploration also formed a wholly owned subsidiary, Providence Resources LLC, on September 1, 2005, to acquire leases in Texas for oil and gas exploration and development. In October of 2006, Providence Exploration entered into an agreement to form Comanche County Pipeline, LLC with the purpose of constructing an oil and gas pipeline in Comanche County, Texas. On January 25, 2002, the Company acquired certain patents related to the infectious medical waste sterilization and disposal technologies developed in Germany. During the fourth quarter of 2005, the Company decided to discontinue all operations connected to the Valides® Modular Infectious Waste Disposal System and the Medides System due to the unsatisfactory level of revenue generated to date.

On November 21, 2005, the Company executed a letter of intent to acquire Providence Exploration, LLC, as a wholly owned subsidiary in a stock for ownership exchange. On September 29, 2006, the Corporation acquired Providence Exploration as a wholly owned subsidiary, pursuant to the closing of a Securities Exchange Agreement and a Note Exchange Agreement.

The Securities Exchange Agreement, entered into on April 10, 2006 with Providence Exploration and the unit holders of Providence Exploration, provided for the exchange of 4,286,330 shares of the Corporation’s common stock for 1,250,000 issued and outstanding membership units of Providence Exploration. The Note Exchange Agreement, entered into on April 10, 2006 with the holders of certain promissory notes issued by Providence Exploration, provided for the exchange of 12,213,670 shares of the Company’s common stock for the assignment of those promissory notes to the Company. The agreements were closed pursuant to shareholder approval at a special meeting of the shareholders held on September 29, 2006.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

Inventory

Inventory consists of drilling rigs, parts and components. The Company records inventory at the lower of cost or market.

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Oil and Gas Leases Not Subject to Amortization

Oil and gas lease costs are recorded at cost and consist of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. These leases are undeveloped at December 31, 2006, and accordingly no depletion is included in the accompanying consolidated financial statements.

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. Prior to acquisition on September 29, 2006, Providence Exploration capitalized $ 3,278,647 in exploration costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. As of December 31, 2006, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of December 31, 2006.

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

Intangible Assets

Costs associated with the acquisition of definite life intangibles are capitalized and amortized over their useful life. These costs will are reviewed quarterly by management for impairment and valuation. Such impairment is reviewed from available information at the time such as projected cash flow analysis, sales orders and other information available to help management determine future realization of this asset. Management will write this intangible down to its net realizable value at the time of impairment appears to exist.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies (continued)Intangible
Assets (continued)

Loan origination fees are amortized on a straight line basis over the 36 month term of the loans and are as follows:

                                                                                          2006     2005
Loan Origination Fee                                                                    69,896      -0-
Accumulated Amortization                                                                24,097      -0-
Total                                                                                   45,799      -0-

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2006, the Company had $1,540,145 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

The Company incurred revenues during the year ended December 31, 2006. Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground.

Stock-Based Compensation

At December 31, 2006, the Company has stock-based employee compensation plans, which are described in greater detail in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.” Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123 (R), the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies (continued)Stock
Based Compensation (continued)

                                                                             2006                2005
Net loss as reported                                                   $ (6,761,584)        $ (944,857)

Deduct:
         Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                        -                   -

Net loss pro forma                                                     $ (6,761,584)        $ (944,857)

Loss per share - basic and diluted:
         As reported                                                   $ (.24)              $ (.08)
         Pro forma                                                     $ (.24)              $ (.08)

Earnings Per Share

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 7,303,650 stock equivalents of warrants at December 31, 2006 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Earnings Per Share computation for Continuing operations:

                                                                                      2006                  2005

                     Numerator - (loss from continuing operations)       $      (6,761,584)    $       (645,609)
                     Denominator - weighted average
                      number of shares outstanding                              28,296,428             8,032,000

                     Loss per share                                      $           (0.24)    $           (0.08)
Earnings Per Share computation from Discontinued Operations:
                                                                                      2006                  2005

                     Numerator - (loss from discontinued operations)     $             Nil     $       (299,248)
                     Denominator - weighted average
                      number of shares outstanding                              28,296,428             8,032,000

                     Loss per share-discontinued operations              $          (0.00)     $           (0.04)

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies (continued) Earnings Per Share computation for Net Income:

                                                                                      2006                  2005

                     Numerator - (Net Loss)                              $     (6,761,584)     $      (944,857)
                     Denominator - weighted average
                      number of shares outstanding                              28,296,428             8,032,000

                     Loss per share                                      $          (0.24)     $           (0.12)
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

      Note 2 — Going Concern

As of December 31, 2006, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses of $15,984,684 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 3 – Promissory Note Receivable

Prior to the acquisition of Providence Exploration, the Company had advanced funds to Providence Exploration in exchange for a secured revolving promissory note. The note was secured by the assets of Providence Exploration including all of the debtor’s rights, titles and interests in certain leases of oil, gas and mineral interests located in the Comanche and Hamilton counties of Texas. The face value of the note increased to match the amounts advanced by the Company. The note bears interest at 7.0% per annum and was to be paid in full by December 1, 2006. Once the Company acquired Exploration, the intercompany note was eliminated upon consolidation. Prior to the acquisition date of September 29, 2006, the Company had advanced $8,886,761 to Providence Exploration LLP and the accrued interest on the note was $302,603.

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

The Company’s property and equipment at December 31, 2006 consist of the following:

                                                                            2006         2005
                                                                                --------------
                        Drilling Rigs and Equipment                       15,441        3,740

                        Vehicles                                          27,495            -

                        Office furniture and Equipment                    12,659            -
                            Less accumulated depreciation                (9,785)      (2,721)
                                                                    --------------------------
                                                                    --------------------------

                                        Equipment, net                   $45,810        1,019
                                                                                ==============

Depreciation expense for the years ended December 31, 2006 and 2005 was $9,544 and $491 respectively.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 5 – Patents

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

Note 6 – Long-term Notes Payable

          Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $25,119 through July 31, 2008, including
          interest at 12%.                                                                $156,515

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
          including interest at 12%.                                                       264,802

                           Total                                                           773,925
                           Less current portion                                            454,099
                                Long-term notes payable                                  $ 319,826

Future minimum principal payments on long-term debt are as follows:

2007                                                                                        -0-
2008                                                                                   319,826
Total                                                                                  319,826

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 7 – Convertible Debentures

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 7 – Convertible Debentures (continued)

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

On December 31, 2006, the interest accrued on the $250,000 debenture to Global Convertible Megatrend Ltd. was converted into shares of common stock at $0.10 per share. The Company issued 145,200 shares for $14,520 of interest owed. The Company recorded interest expense of $65,340 to reflect the value of the shares issued upon conversion of the book amount.

The Company applied EITF 98-5 and EITF 00-27 in determining whether convertible debentures have a beneficial conversion feature, and in determining the value of such benefit. The Company determined that there was not beneficial conversion feature of the following Convertible Debentures.

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

On December 1, 2006, the interest accrued on the seven debentures was partially converted into shares of common stock at $0.35 per share. The Company issued 260,712 shares for $91,249 of interest owed. The Company recorded interest expense of $52,142 to reflect the value of the shares issued upon conversion of the book amount.

For the year ended December 31, 2006, the Company recorded $1,669,426 as interest and financing expense relating to convertible debentures. Accrued interest as at December 31, 2006 for all outstanding debentures totaled $94,916.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 7 – Convertible Debentures (continued)

The total value of the principal of the eight convertible debentures outstanding as of December 31, 2006 was $3,570,000. Repayment of this principle is due according to the following schedule:

                  Year                      Principal Repayment
                 2006                                -
                 2007                                -
                 2008                                -
                 2009                                -
                 2010                         $ 3,570,000

Note 8 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2006 and 2005, the Company recognized consulting expense of $64,500 and $42,000 respectively. The balance of $75,000 was due to Mr. Mueller at December 31, 2006.

The Company has entered into an agreement with Nora Coccaro, the Company’s President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2006 and 2005, the Company recognized consulting expense of approximately $424,500 and $43,331 respectively. Of the current year charge, $360,000 relates to the deemed value of 300,000 shares of common stock issued to the President on April 26, 2006.

Note 9 — Stockholders’ Equity Transactions

On July 25, 2006, the Company issued 1,336,992 units in an equity financing for a total of $8,021,952. Each $6.00 unit comprised of 10 shares of common stock and 5 share purchase warrants, which warrants are exercisable at $1.00 for a period of three years from the date of grant. A total of 13,369,920 shares of common stock were issued and 6,684,960 warrants were issued. The Company recorded $3,409,330 as a financing cost related to the issuance of the warrants. As finder’s fees, the Company paid $225,096 in cash and issued 234,690 warrants exercisable at $0.72 for a period of three years from the date of grant. The Company recorded $122,743 as a finder’s fee expense related to the issuance of these warrants.

On September 29, 2006, the Company issued 16,500,000 shares of common stock valued at $13,200,000 pursuant to the acquisition of Providence Exploration. In connection with the acquisition, the Company issued a further 3,500,000 shares of common stock valued at $2,800,000 as payment of the outstanding balance for oil and gas leases in Val Verde County.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 9 — Stockholders’ Equity Transactions (continued)

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

During the year ended December 31, 2006, the Company issued 2,004,778 shares of common stock valued at $2,071,214 for debt. During the year ended December 31, 2005, the Company issued 1,250,000 shares of common stock at $0.10 per share for a total of $125,000. The Company also issued 6,270,000 shares of common stock at $0.30 per share for a total of $1,881,000.

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

Note 10 — Minority Interest

Minority interest relates to the 10% interest in County Pipeline, LLC that is not held by the Company. This subsidiary was formed in October of 2006 with the purpose of constructing an oil and gas pipeline in Comanche County, Texas.

Note 11 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2006.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

As part of the equity financing completed in July 2006, the Company issued 6,684,960 warrants exercisable until July 25, 2009 at $1.00 per share. The Company recorded $3,409,330 as a financing expense related to the issuance of these warrants based on their value as calculated using the Black-Scholes model.

The following assumptions were used for the Black-Scholes valuation of the warrants granted in 2006:

Risk-free interest rate      4.50%

Expected life of options   3.0 years

Annualized volatility         177%

Dividend rate                   0.00%

Transactions involving the Company’s warrant issuance are summarized as follows:

                                          Warrants Outstanding                            Warrants Exercisable
                                      -----------------------------                   ------------------------------
                                      -----------------------------                   -----------------------------
               Year                    Exercise        Number           Weighed           Number        Weighted
                                                                        Average                          Average
                                                       Shares         Contractual                       Exercise
                                        Price        Outstanding      Life (Years)     Exercisable        Price
------------------------------------  -----------  ----------------  ---------------  ---------------  ------------
------------------------------------  -----------  ----------------  ---------------  ---------------  ------------
               2005                   $     0.30           348,000             4.00          348,000   $       .30
               2006                   $     1.00         6,684,960             2.50        6,684,960   $      1.00
               2006                   $     0.70           234,690             2.50          234,690   $       .70

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 12 — Warrants (continued)

                                                                                     Number of         Average
                                                                                       Shares       Exercise Price
                                                                                   ---------------  ---------------
                                                                                   ---------------  ---------------

                                                                                   ---------------------------------
Outstanding at December 31, 2004                                                                0   $            0

Granted                                                                                   348,000   $          .30
Exercised                                                                                       -   $            -
Cancelled                                                                                      (-)  $           (-)
                                                                                   ---------------------------------
                                                                                   ---------------------------------
Outstanding at December 31, 2005                                                          348,000   $          .30

Granted                                                                                 6,919,650   $          .99
Exercised                                                                                       -   $            -
Cancelled                                                                                           $
                                                                                   ---------------  ---------------
                                                                                   ---------------  ---------------
Outstanding at December 31, 2006                                                        6,954,450   $          .96
                                                                                   =================================

Note 13 — Acquisition of Providence Exploration

On September 29, 2006, the Company entered into a share purchase agreement pursuant to which the Company acquired 100% control over Providence Exploration through the acquisition of all of its outstanding member shares.

The purchase price of the transaction required the Company to issue 20,000,000 common shares with a deemed value of $16,000,000. The shares were used to eliminate $3,571,311 of debt held by Providence Exploration. Prior to the transaction, Providence Exploration had a net assets deficit of $1,961,149 which included $73,721 in cash. The excess of the deemed value of the shares and fair value of the assets acquired amounted to $14,389,838 which was allocated to the value of undeveloped oil and gas leases held by Providence Exploration at the time of the acquisition. At the time of the acquisition, there was an intercompany account balance of $9,189,364 for principal and interest of cash advances made by the Company to Providence Exploration prior to the acquisition.

Note 14 — Agreements

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 14 – Agreements (continued)

Effective February 22, 2006, the Company entered into an agreement to purchase oil and gas leases in Val Verde County, Texas. The purchase price was $3,849,600, payable $1,924,800 cash and $1,924,800 note payable. In March 2006, Harding Company paid the Company 192,480 related to the purchase. In connection with the acquisition of Providence Exploration, the Company issued 3,500,000 shares of common stock valued at $2,800,000 as payment of the outstanding balance for the oil and gas leases in Val Verde County.

Note 15 – Commitments and Contingencies

The Company leases office and warehouse space under an operating lease with monthly payments of 1,200 per month, expiring October 1, 2007. The Company also leases a vehicle under an operating lease with monthly payments of 455.74, expiring in October 2007. Minimum lease payments for 2007 are $12,502. Rent expense for the years ended Decmeber 31, 2006 and 2005 were $21,955 and $6,429, respectively.

Note 16 — Deferred Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                     Years Ended December 31,
                                                                                        Cumulative Amounts
                                                           2006        2005

Income tax benefit at statutory rate               $ (2,299,000)       $   (318,000)    $ (4,721,000)
Change in valuation allowance                         2,299,000             318,000        4,721,000
                                                   $          -        $          -     $          -

Deferred tax assets are as follows at December 31, 2006:
NOL Carry-forward                                                                              $ 4,721,000

Valuation allowance                                                                             (4,721,000)

                                                                                               $          -

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 16 — Deferred Income Taxes (continued)

The Company has incurred Net Operating Losses of approximately $16,000,000. These losses will be carried forward to offset future taxable income and will expire beginning in 2014. However, realization of the future tax benefit of these carry-forwards is contingent on the Company’s ability to generate positive net operations. A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized. The components of current income tax expense as of December 31, 2006 and 2005, respectively are as follows:

                                                                   As of  December 31,
                                                                  2006              2005
                                                           -----------------  ----------------
              Current federal tax expense                $           -     $           -

              Current state tax expense                              -                 -
              Change in NOL benefits                         2,299,000           318,000

                  Change in valuation allowance             (2,299,000)        (318,000)

              Income tax expense                         $           -     $           -

Note 17 – Discontinued Operations

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

There was no impact of discontinued operations for the year ended December 31, 2006.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 18 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1. No stock options were granted in 2006 and 2005. No stock options were outstanding at December 31, 2006.

Note 19 — Reverse Common Stock Split

Effective August 25, 2003, the Company approved a 1-for-20 reverse common stock split. All common share amounts, common stock option amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

Note 20 — Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 becomes effective beginning with our first quarter 2007 fiscal period. We are currently evaluating the impact of this standard on our Consolidated

Financial Statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 20 — Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for our fiscal year ending 2006, we will be required to fully recognize the assets and obligations associated with our defined benefit plans. Effective for fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

End of Notes to Financial Statements

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

December 31, 2006 and 2005

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

December 31, 2006 and 2005

Supplemental Oil and Gas Information – FAS69 (continued)

Net Proved Reserves (1, 2)

---------------------------------------- ----------------------- ------- ------------------------------------
                                              Natural Gas                 Crude Oil and Natural Gas Liquids
                                           (millions of cubic                  (thousands of barrels)
                                                 feet)
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
December 31, 2005                                             -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Purchase of reserves in place                                 -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Production                                                    -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Adjustment for uneconomic wells                               -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
December 31, 2006                                             -                                            -
---------------------------------------- ======================= ------- ====================================
---------------------------------------- ======================= ------- ====================================

---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Developed                                                     -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Undeveloped                                                   -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Total                                                         -                                            -
---------------------------------------- ======================= ------- ====================================

(1)     Definitions:

a.	“Net” reserves are the remaining reserves of the Company, after deduction of estimated royalties and including royalty interests.

b.	“Proved oil and gas reserves.” Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

December 31, 2006 and 2005

Supplemental Oil and Gas Information – FAS69 (continued)

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

December 31, 2006 and 2005

Supplemental Oil and Gas Information – FAS69 (continued)

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The Company has no proved reserves and no oil and gas production and therefore has not presented the Standardized Measure of Discounted Future Net Cash Flows or operating results.

Capitalized Costs

--------------------------------------------------------------------- ------------------ --- ----------------
December 31, 2006                                                       United States
--------------------------------------------------------------------- ------------------ --- ----------------
--------------------------------------------------------------------- ------------------ --- ----------------
Proved oil and gas properties                                                   $     -
--------------------------------------------------------------------- ------------------ --- ----------------
--------------------------------------------------------------------- ------------------ --- ----------------
Unproved oil and gas properties                                              26,266,981
--------------------------------------------------------------------- ------------------ --- ----------------
--------------------------------------------------------------------- ------------------ --- ----------------
Total capital costs                                                          26,266,981
--------------------------------------------------------------------- ------------------ --- ----------------
--------------------------------------------------------------------- ------------------ --- ----------------
Accumulated depletion                                                               (-)
--------------------------------------------------------------------- ------------------ --- ----------------
--------------------------------------------------------------------- ------------------ --- ----------------
Net capitalized costs                                                 $    26,266,981
--------------------------------------------------------------------- ================== --- ================

Costs Incurred

-------------------------------------------------- ---------------- -- -----------------
                                                    United States
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
Year ended December 31, 2006                            2006
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
Acquisitions:
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
  Proved reserves                                  $          -
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
  Unproved reserves                                      3,987,877
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
Total acquisitions                                       3,987,877
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
Exploration costs                                        4,752,993
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
Development costs                                                -
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
Asset retirement obligations                                     -
-------------------------------------------------- ---------------- -- -----------------
-------------------------------------------------- ---------------- -- -----------------
Total costs incurred                               $  8,740,870
-------------------------------------------------- ================ -- =================

Costs of $7,266,524 were incurred by Providence Exploration prior to its acquisition by Providence Resources.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8A. CONTROLS AND PROCEDURES

Providence’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for Providence.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         Name                               Age               Position(s) and Office(s)

         Nora Coccaro                       50                Chief Executive Officer, Chief Financial Officer, Principal Accounting
                                                              Officer, and Director

         Markus Mueller                     48                Chairman of the Board of Directors

Nora Coccaro was appointed to Providence’s board of directors on November 16, 1999, and currently serves as a director, and as our president and chief financial officer. Ms. Coccaro will serve until the second succeeding annual meeting and until such time as a successor is elected and qualified.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves as an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, an officer and director (March 2007 to present) of Enwin Resources, Inc., an officer and director (February 2004 to March 2007) of Solar Energy Limited an OTC: BB quoted company involved in the development of alternative sources of energy, an officer and director (from January 15, 2000 to present) of Sona Development Corp., an OTC: BB quoted company without current operations, and as an officer (October 2003 to present) and a director (October 2003 to present) of ASP Ventures Corp., an OTC: BB quoted company without current operations. Ms. Coccaro has also served as an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, as a director (1998 until May 1999) of Americana Gold & Diamond Holdings, Inc. an OTC: BB quoted company without current operations, and as an officer and director (1997 until 1999) of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil. Since September 1998 Ms. Coccaro has also acted as the Consul of Uruguay to Western Canada.

Markus Mueller was appointed to the Corporation’s board of directors on May 28, 2003, and currently serves as a director. Mr. Mueller will serve until the third succeeding annual meeting and until such time as a successor is elected and qualified Mr. Mueller currently acts as a director of Scherrer & Partner Portfolio Management AG Zurich and of First Equity Securities AG Zurich. He has held these positions since August of 2000. Both companies are involved in asset management for private clients and manage investment funds. Prior to Mr. Mueller’s current engagements, he acted as a director of Jefferies (Switzerland) AG Zurich and as the managing director of Jefferies Management AG Zug (Switzerland) from 1995 until 2000. The Jefferies companies are also involved in asset management for private clients.

Code of Ethics

Providence has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Providence has incorporated a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10-KSB. Further our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Providence, we are unaware of any individuals who during the period ended December 31, 2006 was a director, and officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Corporation’s compensation program is to provide compensation for services rendered as an executive officer. The Corporation’s salaries are designed to retain the services of our executive officer. The Corporation’s stock awards are designed to provide compensation for extraordinary services to the Corporation. Salary and stock awards are currently the only types of compensation we utilize in our compensation program. We utilized these forms of compensation because we feel that they are adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Tables

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by Providence to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

----------------------------------------------------------------------------------------------------------------------------
                                                Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------------
--------------- ------ --------- -------- ---------- ---------- ----------------- --------------- --------------- ----------
Name and        Year    Salary    Bonus   Stock       Option       Non-Equity       Change in       All Other       Total
Principal                ($)       ($)     Awards     Awards     Incentive Plan   Pension Value    Compensation      ($)
Position                                     ($)        ($)       Compensation         and             ($)
                                                                      ($)          Nonqualified
                                                                                     Deferred
                                                                                   Compensation
                                                                                       ($)
--------------- ------ --------- -------- ---------- ---------- ----------------- --------------- --------------- ----------
--------------- ------ --------- -------- ---------- ---------- ----------------- --------------- --------------- ----------
Nora Coccaro     2006   64,500      -      360,000       -             -                -               -          424,500
CEO, CFO, PAO,   2005   43,331      -      25,000        -             -                -               -          68,331
and director     2004   32,000      -         -          -             -                -               -          32,000

--------------- ------ --------- -------- ---------- ---------- ----------------- --------------- --------------- ----------

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

Directors receive no compensation for their services as directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of Providence’s common stock as of April 5, 2007, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

--------------------------------------------------------------------------------------------------------------------
     Title of              Names and Addresses of Management, Nominees          Number of Shares     Percent of
      Class                       And Certain Beneficial Owners                                        Class
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      Common      Nora Coccaro - chief executive officer, chief financial
                  officer, principal accounting officer, and director
                  2610-1066 West Hastings St.                                         353,500           0.69%
                  Vancouver, British Columbia, Canada
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      Common      Markus Mueller - chairman of the board of directors               7,184,384          13.96%
                  c/o FES AG, Bleicherweg 66
                  CH-8022 Zurich, Switzerland
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      Common      Nicolas Mathys                                                    3,366,670           6.54%
                  Weinberghohe 17
                  CH-6340 Baar, Switzerland
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      Common      Bo Thorwald Berglin                                               2,658,759           5.17%
                  Splugenstrasse 12
                  CH-8002 Zurich, Switzerland
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      Common      Officer and Directors as a Group                                 13,563,313          14.65%
--------------------------------------------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of Providence, owner of five percent of more of Providence’s outstanding shares, or any member of their immediate family, has entered into any reportable related transaction.

On September 29, 2006, the board of directors of Providence authorized the issuance of 2,160,949 shares of common stock valued at $0.11 per share or $242,511, to Markus Mueller, Providence’s chairman of the board of directors and a significant shareholder, pursuant to a Note Exchange Agreement dated April 10, 2006.

On April 26, 2006, the board of directors of Providence authorized the issuance of 300,000 shares of common stock valued at $1.20 per share or $360,000, to Nora Coccaro, one of Providence’s directors and sole officer, as additional consideration for consulting services rendered.

On October 25, 2005, the board of directors of Providence authorized the issuance of 2,092,293 shares of common stock valued at $0.10 per share or $209,229, to Mr. Mueller pursuant to an agreement for the satisfaction of debt incurred by the provision of consulting fees, certain loans made to Providence, and interest thereon.

On October 25, 2005, the board of directors of Providence authorized the issuance of 50,000 shares of common stock valued at $0.25 per share or an aggregate of $25,000, to Ms. Coccaro as additional consideration for services rendered.

On December 5, 2004, the board of directors of Providence authorized the issuance of 2,931,142 shares of common stock to Mr. Mueller valued at $0.07 per share, for settlement of loans to Providence of $138,680 and consulting services rendered to Providence of $66,500, pursuant to a Debt Settlement Agreement dated December 5, 2004.

On July 1, 2003, the board of directors of Providence entered into a consulting agreement with Mr. Mueller. The agreement has an automatic renewal provision unless terminated by either party. During the year ended December 31, 2006 and 2005, Providence recognized consulting expense of $64,500 and $42,000 respectively.

On March 16, 2000, the board of directors of Providence entered into a consulting agreement with Ms. Coccaro. The agreement has an automatic renewal provision unless terminated by either party. During the year ended December 31, 2006 and 2005, Providence recognized consulting expense of approximately $424,500 and $43,331 respectively. Of the current year’s expense, $360,000 relates to the deemed value of 300,000 shares of common stock issued to the chief executive officer on April 26, 2006.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf & Nilson, LLC provided audit services to Providence in connection with its annual report for the fiscal year ended December 31, 2006 and 2005. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the 2006 audit of our annual financial statements was $_19,000, and the aggregate fees billed for the 2005 audit of our annual financial statements and a review of our quarterly financial statements was $13,500.

Audit Related Fees

Chisholm, Bierwolf & Nilson, LLC billed to Providence no fees in 2006 or 2005 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf & Nilson, LLC billed to Providence no fees in 2006 or 2005 for professional services rendered in connection with the preparation of our tax returns for the period.

All Other Fees

Chisholm, Bierwolf & Nilson, LLC billed to Providence no fees in 2006 or 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

Providence does not have a standing audit committee. Therefore, all services provided to us by Chisholm, Bierwolf & Nilson, LLC, as detailed above, were pre-approved by our board of directors. Our independent auditors, Chisholm, Bierwolf & Nilson, LLC, performed all work using only their own full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April 2007.

Providence Resources, Inc. /s/ Nora Coccaro Nora Coccaro Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	April 5, 2007
/s/ Markus Mueller Markus Mueller	Chairman of the Board of Directors	April 5, 2007

                                                      INDEX TO EXHIBITS
Exhibit    Page
No.        No.      Description

3(i)(a)    *        Articles of  Incorporation  (incorporated  by reference  from the Form 10-SB filed with the Commission on April 17,
                    2000).
3(i)(b)(c) *        Amendment to Articles of  Incorporation  (incorporated  by reference  from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(d)    *        Amended and  Restated  Articles of  Incorporation  (incorporated  by  reference  from the Form 10-SB filed with the
                    Commission on April 17, 2000).
3(i)(e)    *        Articles of Amendment to the Amended and Restated  Articles of  Incorporation  (incorporated  by reference from the
                    Form 10-QSB filed with the Commission on November 17, 2003).
3(i)(f)    *        Amendment to the Amended and  Restated  Articles of  Incorporation  (incorporated  by  reference  from the Form 8-K filed with the Commission on October 2, 2006).
3(ii)(a)   *        Bylaws of Providence (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(ii)(b)   *        Amended and Restated  Bylaws of Providence  (incorporated  by reference from the Form 8-K filed with the Commission on October 26, 2006).
10(i)      *        Joint Venture Agreement between  Providence  Exploration and Harding Company,  dated October 1, 2005  (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
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
10(iv)     *        Agreement for Purchase and Sale between Providence Exploration and Global Mineral Solutions, L.P., dated February
                    22, 2006 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
10(v)      *        Letter Agreement between Providence Exploration and Harding Company, dated March 30, 2006 (incorporated by reference from the Form SB2/A-2 filed with the Commission on February 28, 2007).
10(vi)     *        Consulting Agreement with Eastgate Associates Ltd., dated April 1, 2006 (incorporated by reference from the Form
                    10-QSB filed with the Commission on November 13, 2006).
10(vii)    *        Securities Exchange Agreement dated April 10, 2006, between Providence, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on April 14, 2006).
10(viii)   *        Note Exchange Agreement dated April 10, 2006, between Providence and the holders of certain promissory notes issued by Providence Exploration (filed on Form 8-K with the Commission on April 14, 2006).
10(ix)     *        Amendment to the Terms of the Securities Exchange Agreement dated effective as of May 26, 2006, between
                    Providence, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006).
10(x)      *        Amendment to the Terms of the Note Exchange Agreement dated effective as of  May 26, 2006, between Providence and the holders of certain promissory notes issued by Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006).
14         *        Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the
                    Commission on November 17, 2004).

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