Form 10QSB
period 2007-03-31
PROVIDENCE RESOURCES INC
filed 2007-05-17
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

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

Yes☑              No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐              No☑

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of May 16, 2007 was 52,355,539.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of March 31, 2007	4
Unaudited Consolidated Statement of Operations for the three month periods ended March 31, 2007 and 2006 and the period from inception to March 31, 2007	5
Unaudited Consolidated Statement of Cash Flows for the three month periods ended March 31, 2007 and 2006 and the period from inception to March 31, 2007	6
Notes to the Unaudited Consolidated Financial Statements	7
Supplemental Oil and Gas Information - FAS69	21

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	25
ITEM 3. CONTROLS AND PROCEDURES	34
PART II.
ITEM 1. LEGAL PROCEEDINGS	34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	34
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	35
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35
ITEM 5. OTHER INFORMATION	35
ITEM 6. EXHIBITS	35
SIGNATURES	36
INDEX TO EXHIBITS	37

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

                                                      PROVIDENCE RESOURCES, INC.
                                                     (A Development Stage Company)
                                                      CONSOLIDATED BALANCE SHEETS
                                                                             March 31,              December 31,
                                                                               2007                      2006
                                                                            (Unaudited)                 Audited
                                                                        --------------------     ----------------------
                                                                        --------------------     ----------------------
ASSETS
CURRENT ASSETS:
Cash                                                                $               458,322   $              1,540,145
Drilling rig inventory                                                              724,515                    724,515

Prepaid expenses                                                                    500,098                         98
                                                                        --------------------     ----------------------
Total current assets                                                              1,682,935                  2,264,758
                                                                        --------------------     ----------------------
PROPERTY AND EQUIPMENT (Note 4) :
Oil and gas leases - undeveloped                                                 27,030,845                 26,266,981
Oil and gas pipeline (construction in progress)                                   1,509,734                  1,170,173
Equipment, net of amortization                                                       44,060                     45,810
                                                                        --------------------     ----------------------
Total property and equipment                                                     28,584,639                 27,482,964
                                                                        --------------------     ----------------------
OTHER ASSETS:
Loan origination fees, net of amortization of $36,801                                39,449                     45,799

Deposits                                                                              2,266                      2,266
                                                                        --------------------     ----------------------
Total other assets                                                                   41,715                     48,065
                                                                        --------------------     ----------------------
Total assets                                                        $            30,309,289   $             29,795,787
                                                                        --------------------     ----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                    $             1,114,729   $                973,591
Accrued expenses                                                                    220,111                    134,121
Related party payables                                                              105,000                     75,000

Short-term note payable                                                             500,000                          -
Current portion of long-term notes payable (Note 6)                                 557,583                    454,099
                                                                        --------------------     ----------------------
Total current liabilities                                                         2,497,423                  1,636,811
CONVERTIBLE DEBENTURES (Note 7)                                                   3,570,000                  3,570,000
LONG-TERM NOTES PAYABLE (Note 6)                                                    216,342                    319,826
                                                                        --------------------     ----------------------
Total liabilities                                                                 6,283,765                  5,526,637
MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                                       150,973                    117,017
                                                                        --------------------     ----------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares

   authorized, no shares issued and outstanding                                           -                          -
Common stock, $.0001 par value, 100,000,000 shares   authorized,                      5,185                      5,185
   51,855,539 and 51,855,539 shares issued and
   outstanding, respectively
Additional paid-in capital                                                       40,047,072                 40,047,072
Accumulated other comprehensive income                                               14,552                     14,560
Deficit accumulated during the development stage                               (16,192,258)               (15,914,684)
                                                                        --------------------     ----------------------
Total stockholder's equity                                                       23,874,551                 24,152,133
                                                                        --------------------     ----------------------
Total liabilities and stockholders' equity                           $           30,309,289   $             29,795,787
                                                                        --------------------     ----------------------

                              The accompanying notes are an integral part of these financial statements.

                                                PROVIDENCE RESOURCES, INC.
                                                (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              Three months ended March 31, 2007 and 2006 and Cumulative Amounts

                                                                                                              Inception on
                                                                                                              February 17,
                                                                 Three months ended March 31,                 1993 through
                                                                  2007                   2006                March 31, 2007
                                                             ---------------        ---------------        -------------------

Sales                                                                     -      $               -     $                  350
Cost of Sales                                                             -                      -                     25,427
                                                             ---------------        ---------------        -------------------

 Gross profit                                                             -                      -                     25,777

General and administrative expenses                               (220,469)               (98,806)                (7,675,893)
                                                             ---------------        ---------------        -------------------

     Loss from operations                                         (220,469)               (98,806)                (7,650,116)

Other income (expense):
   Minority interest                                                      -                      -                     19,898
   Interest expense                                                (68,400)               (65,334)                (5,512,040)
   Interest income                                                   11,295                 72,153                    459,779
                                                             ---------------        ---------------        -------------------

     Loss before provision for income taxes
       and discontinued operations                                (277,574)               (91,987)               (12,682,479)
Provision for income taxes                                                -                      -                          -
                                                             ---------------        ---------------        -------------------

  Loss before discontinued operations                             (277,574)               (91,987)               (12,682,479)
   Gain (loss) from discontinued operations, net of tax                   -                      -                (3,407,279)
                                                             ---------------        ---------------        -------------------

     Net loss before cumulative effect of acc't change            (277,574)               (91,987)               (16,089,758)
    Cumulative effect of accounting change, net of tax                    -                      -                  (102,500)
                                                             ---------------        ---------------        -------------------

     Net loss                                                     (277,574)               (91,987)               (16,192,258)
                                                             ===============        ===============        ===================

Loss per share from cont. operations - basic and diluted            $(0.01)                $(0.01)
                                                             ---------------        ---------------

Net Loss per common share - basic and diluted                     $  (0.01)              $  (0.01)
                                                             ---------------        ---------------

Weighted average common shares - basic and diluted               51,855,539             16,480,841
                                                             ---------------        ---------------

Other comprehensive income
 Foreign currency translation adjustment                                (8)                  3,849                     14,552
                                                             ---------------        ---------------        -------------------

Net comprehensive income (loss)                                   (277,582)      $        (88,138)     $         (16,177,706)
                                                             ===============        ===============        ===================

                              The accompanying notes are an integral part of these financial statements.

                                                 PROVIDENCE RESOURCES, INC.
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Three months ended March 31, 2007 and 2006 and Cumulative Amounts

                                                                                                               Inception on
                                                                                                              February 17,1993
                                                                   Three months ended March 31,                  through
                                                                   2007                    2006               March 31,2007
                                                               --------------         ---------------        -----------------
Cash flows from operating activities:
   Net loss                                                        (277,574)       $        (91,987)    $        (16,192,258)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Shares issued for services                                            -                       -                  360,000
     Shares issued with financing                                          -                       -                3,532,073
     Shares issued for debt conversion                                     -                       -                  226,547
        Additional value of shares issued for debt conversion              -                       -                2,999,531
     Depreciation and amortization                                     8,100                   1,019                  173,120
     Minority interest                                                     -                       -                 (19,898)
     Discontinued operations                                               -                       -                2,542,150
     Gain on write-off of liabilities                                      -                       -                 (96,270)
     (Increase) decrease in:
        Accounts receivable and prepaid expenses                   (500,000)                (58,825)                (389,482)
     Increase (decrease) in:
        Accounts payable                                             160,926                (65,983)                1,711,753
        Accrued expenses                                              66,202                  65,317                  276,621
        Related party payables                                        30,000                  13,905                  205,312
                                                               --------------         ---------------        -----------------
          Net cash used in operating activities                    (512,346)               (136,555)              (4,670,801)
                                                               --------------         ---------------        -----------------

Cash flows from investing activities:
      Advances to Providence Exploration prior to acquisition              -                       -              (8,886,761)
   Cash of Providence Exploration on acquisition date                      -                       -                   73,271
   Acquisition of intangible assets                                        -                       -                (150,398)
   Acquisition of property and equipment                         (1,103,425)                       -              (3,751,685)
   Issuance of notes receivable                                            -             (1,132,320)                    (616)
                                                               --------------         ---------------        -----------------
          Net cash used in investing activities                  (1,103,425)             (1,132,320)             (12,716,189)
                                                               --------------         ---------------        -----------------

Cash flows from financing activities:
   Proceeds from notes payable                                       500,000                       -                1,192,999
   Issuance of common stock                                                -                       -               13,111,279
   Commissions paid to raise convertible debentures                        -                       -                 (41,673)
   Minority investment in subsidiary                                  33,956                       -                  170,871
   Proceeds from convertible debentures                                    -                       -                3,654,173
   Proceeds from (payments on) notes payable                               -                       -                (256,889)
                                                               --------------         ---------------        -----------------
  Net cash provided by financing activities                          533,956                       -               17,830,760
                                                               --------------         ---------------        -----------------

Change in accumulated other comprehensive income                         (8)                   3,849                   14,552
                                                               --------------         ---------------        -----------------

  Net increase (decrease) in cash                                (1,081,823)             (1,265,026)                  458,322

Cash, beginning of period                                          1,540,145               2,035,438                        -
                                                               --------------         ---------------        -----------------

Cash, end of period                                                  458,322       $         770,412    $             458,322
                                                               ==============         ===============        =================

                              The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting PoliciesOrganization

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Inventory

Inventory consists of drilling rigs, parts and components. The Company records inventory at cost.

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

Oil and Gas Leases Not Subject to Amortization

Oil and gas lease costs are recorded at cost and consist of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. These leases are undeveloped at March 31, 2007, and accordingly no depletion is included in the accompanying consolidated financial statements. The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. Prior to acquisition on September 29, 2006, Providence Exploration capitalized $ 3,278,647 in exploration costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. As of March 31, 2007, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of March 31, 2007.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At March 31, 2007, the Company had $458,322 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Revenue Recognition

The Company did not have revenues in the three months ended March 31, 2007. Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground. Stock-Based Compensation

At March 31, 2007, the Company has stock-based employee compensation plans, which are described in greater detail in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.” Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123 (R), the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                           Three months ended March 31,
                                                                           2007                  2006
                                                                           ----                  ----
Net loss as reported                                                      $ (277,574)         $ (91,987)

Deduct:
         Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects.                                        -                    -
                                                                          -----------          ----------
Net loss pro forma                                                        $ (277,574)         $ (91,987)

Loss per share - basic and diluted:
         As reported                                                   $        (.01)       $      (.01)
         Pro forma                                                     $        (.01)       $      (.01)

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The numerator for the earnings per share calculation is the net loss for the period. The denominator is the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 7,303,650 stock equivalents of warrants at March 31, 2007 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Earnings Per Share computation for Continuing operations:
                                                                                    Three months ended March 31,
                                                                                      2007                  2006
                                                                                      ----                  ----
                     Numerator - (loss from continuing operations)       $        (277,574)    $        (91,987)
                     Denominator - weighted average
                      number of shares outstanding                               51,855,539            16,480,841
                                                                         ------------------    ------------------
                     Loss per share                                      $           (0.01)    $           (0.01)
                                                                         ==================    ==================
Earnings Per Share computation from Discontinued Operations:
                                                                             Three months ended March 31,
                                                                                      2007                  2006
                                                                                      ----                  ----
                     Numerator - (loss from discontinued operations)     $              Nil     $             Nil
                     Denominator - weighted average
                      number of shares outstanding                               51,855,539            16,480,841
                                                                         ------------------     -----------------
                     Loss per share-discontinued operations              $           (0.00)     $           (0.00)
                                                                         ==================     =================
Earnings Per Share computation for Net Income:
                                                                             Three months ended March 31,
                                                                                      2007                  2006
                                                                                      ----                  ----
                     Numerator - (Net Loss)                              $        (277,574)     $        (91,987)
                     Denominator - weighted average
                      number of shares outstanding                               51,855,539            16,480,841
                                                                         ------------------     -----------------
                     Loss per share                                      $           (0.01)     $           (0.01)
                                                                         ==================     =================

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Reclassifications

Certain amounts in the 2006 financial statements may have been reclassified to conform to the 2007 presentation.

Note 2 — Going Concern

As of March 31, 2007, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses of $16,192,258 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations

Note 3 — Promissory Note Receivable

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

Depreciation expense for the three months ended March 31, 2007 and 2006 was $8,100 and $1,019 respectively.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 5 - Short-term Notes Payable
          Note Payable - Global Convertible Megatrend LTD, unsecured, payable in full on February 23, 2008 including interest at 10%.
                                                                                          $500,000

Note 6 - Long-term Notes Payable

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
          including interest at 12%.                                                       264,802
                                                                                         ---------
                           Total                                                           773,925
                           Less current portion                                            557,583
                                                                                         ---------
                                Long-term notes payable                                  $ 216,342
                                                                                         =========

        The long-term notes payable amount of $216,342 is due in fiscal 2008.

Note 7 — Convertible Debentures

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 7 — Convertible Debentures (continued)

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 7 — Convertible Debentures (continued)

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

For the three months ended March 31, 2007, the Company recorded $68,400 as interest and financing expense relating to convertible debentures. Accrued interest as at March 31, 2007 for all outstanding debentures totaled $158,384. The total value of the principal of the eight convertible debentures outstanding as of March 31, 2007 was $3,570,000. Repayment of this principle is due according to the following schedule:

                  Year                      Principal Repayment
                  2006                               -
                  2007                               -
                  2008                               -
                  2009                               -
                  2010                      $ 3,570,000

Note 8 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2007 and 2006, the Company recognized consulting expense of $22,500 and $10,500 respectively. The balance of $97,500 was due to Mr. Mueller at March 31, 2007. The Company has entered into an agreement with Nora Coccaro, the Company’s President, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2007 and 2006, the Company recognized consulting expense of $22,500 and $10,500 respectively.

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Note 11 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2007.

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 12 — Warrants (continued)

As part of the equity financing completed in July 2006, the Company issued 6,684,960 warrants exercisable until July 25, 2009 at $1.00 per share. The Company recorded $3,409,330 as a financing expense related to the issuance of these warrants based on their value as calculated using the Black-Scholes model.

The following assumptions were used for the Black-Scholes valuation of the warrants granted in 2006:

         Risk-free interest rate            4.50%
         Expected life of options           3.0 years
         Annualized volatility              177%
         Dividend rate                      0.00%

Transactions involving the Company's warrant issuance are summarized as follows:

                                 Warrants Outstanding                           Warrants Exercisable
                             -----------------------------                ---------------------------------
                             -----------------------------                --------------------------------
           Year               Exercise        Number          Weighed        Number          Weighted
                                                              Average                        Average
                                              Shares        Contractual                      Exercise
                                Price       Outstanding    Life (Years)    Exercisable        Price
---------------------------- ------------ ---------------------------------------------- -----------------
---------------------------- ------------ ---------------------------------------------- -----------------
           2005              $      0.30          348,000            4.00       348,000  $            .30
           2006              $      1.00        6,684,960            2.50     6,684,960  $           1.00
           2006              $      0.70          234,690            2.50       234,690  $            .70

                                                                                              Weighted
                                                                                               Average
                                                                               Number of      Exercise
                                                                                Shares          Price
                                                                             -------------- --------------
                                                                             -------------- --------------

                                                                             ------------------------------
Outstanding at December 31, 2004                                                         0  $           0

Granted                                                                            348,000  $         .30
Exercised                                                                                -  $           -
Cancelled                                                                               (-) $          (-)
                                                                             ------------------------------
                                                                             ------------------------------
Outstanding at December 31, 2005                                                   348,000  $         .30

Granted                                                                          6,919,650  $         .99
Exercised                                                                                -  $           -
Cancelled                                                                                   $
                                                                             -------------- --------------
                                                                             -------------- --------------
Outstanding at December 31, 2006 and March 31, 2007                              7,267,650  $         .96
                                                                             ==============================

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

In early 2007, the Company engaged TRNCO Petroleum Corporation of Midland, Texas to implement an I/O System Two recording system in combination with the latest generation of state-of-the-art acquisition and processing parameters to obtain high quality 3D seismic data for those leases located in Val Verde County. The data is intended to illuminate deep gas targets at depths ranging from 14,000 to 16,000 feet within the identified carbonates. TRNCO will supervise the acquisition, processing, licensing and interpretation of all seismic data and has engaged Dawson Geophysical Company to be responsible for obtaining the actual 3D seismic data. Founded in 1952, Dawson is a leading provider of onshore seismic data acquisition and processing services that operates two state-of-the-industry data processing centers in Houston and Midland, Texas, staffed by experienced geophysicists. The processing professionals use the latest kits of powerful processing tools and back their analytical excellence with practical geophysical field experience in correlating complex producing horizons. Dawson’s prior experience in the Val Verde Basin is expected to be of considerable benefit to Providence in acquiring reliable 3D seismic data. The Company advanced $500,000 to TRNCO in late March 2007 as a partial prepayment for these services.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 15 — Commitments and Contingencies

The Company leases office and warehouse space under an operating lease with monthly payments of 1,200 per month, expiring October 1, 2007. The Company also leases a vehicle under an operating lease with monthly payments of 455.74, expiring in October 2007.

The contract commitment cost for the agreement with TRNCO Petroleum Corporation (see Note 14) is $4,553,787, payable in installments on or before August 1, 2007.

Note 16 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 17 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1. No stock options were granted in 2006 and 2005. No stock options were outstanding at March 31, 2007.

Note 18 — Reverse Common Stock Split

Effective August 25, 2003, the Company approved a 1-for-20 reverse common stock split. All common share amounts, common stock option amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

Note 19 — Recent Accounting Pronouncements

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 19 — Recent Accounting Pronouncements (Continued)

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

Note 20 — Subsequent Events

On April 30th, 2007, the Company issued a $1,000,000 promissory note to Miller Energy LLC in exchange for a cash advance of the same amount. The promissory note bears interest at 10% per annum and is due on April 29, 2008. The interest on the note can be converted into shares of common stock at a conversion price of $0.15.

On May 1, 2007, the Company advanced $1,000,000 to TRNCO pursuant to the terms of their agreement (see Note 14). On April 15, 2007, the Company entered a consulting and advisory agreement with Highlander Energy LLC for assistance in the contract with the TRNCO. On April 15, 2007, the Company issued 500,000 shares of common stock to Highlander as compensation for these services. On May 11, 2007, the Company received shareholder approval to increase the number of shares of common stock authorized for issuance from 100,000,000 to 250,000,000.

End of Notes to Financial Statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Supplemental Oil and Gas Information — FAS69

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Supplemental Oil and Gas Information — FAS69 (continued)

Net Proved Reserves (1, 2)

---------------------------------------- ----------------------- ------- ------------------------------------
                                              Natural Gas                 Crude Oil and Natural Gas Liquids
                                           (millions of cubic                  (thousands of barrels)
                                                 feet)
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
December 31, 2005                                             -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Purchase of reserves in place                                 -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Production                                                    -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
Adjustment for uneconomic wells                               -                                            -
---------------------------------------- ----------------------- ------- ------------------------------------
---------------------------------------- ----------------------- ------- ------------------------------------
December 31, 2006 and                                         -                                            -
March 31, 2007
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

i.

Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Supplemental Oil and Gas Information — FAS69 (continued)

ii.     installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

iii.     Estimates of proved reserves do not include the following:

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

Supplemental Oil and Gas Information — FAS69 (continued)

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The Company has no proved reserves and no oil and gas production and therefore has not presented the Standardized Measure of Discounted Future Net Cash Flows or operating results.

Capitalized Costs

--------------------------------------------------------------------- ------------------
March 31, 2007                                                          United States
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Proved oil and gas properties                                                   $     -
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Unproved oil and gas properties                                              27,030,845
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Total capital costs                                                          27,030,845
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Accumulated depletion                                                               (-)
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Net capitalized costs                                                 $     27,030,845
--------------------------------------------------------------------- ==================

Costs Incurred

--------------------------------------------------------------------- ------------------
                                                                        United States
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Three months ended March 31, 2007
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Acquisitions:
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
  Proved reserves                                                     $               -
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
  Unproved reserves
                                                                      -
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Total acquisitions
                                                                      -
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Exploration costs                                                             1,069,469
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Development costs                                                                     -
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Asset retirement obligations                                                          -
--------------------------------------------------------------------- ------------------
--------------------------------------------------------------------- ------------------
Total costs incurred                                                  $      1,069,469
--------------------------------------------------------------------- ==================

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

General

The Company’s current financial condition and results of operations depend on private financing activities. Providence Exploration, LLC (“Providence Exploration”), the Company’s wholly owned subsidiary has a limited history of generating revenue that cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should the Company be unable to generate revenue to the point where it can realize net cash flow, such failure will have an impact on our ability to continue business operations.

Business Strategy

Over the next twelve months the Company intends to:

o produce a full evaluation of the initial prospects in the Marble Falls and Barnett Shale leases;

o continue post drilling “fracing” in the Marble Falls and Barnett Shale leases (fracing is the fracturing of geologic formations which open up pathways for the oil or gas to flow to the well);

o explore the Marble Falls and Barnett Shale leases for oil and gas production with Harding Company; o seismically explore the Val Verde leases with TRNCO Petroleum Corporation; o interpret the Val Verde seismic data; and

o initiate drilling on the Val Verde leases with multiple deep drilling targets for natural gas production.

In the near term, we will not be able to generate sufficient cash flow from operations to sustain our business as the Company continues to incur lease development expenses. Further, there can be no assurance that the Company will ever be able to generate sufficient cash flows to sustain operations.

The Company’s business development strategy is prone to significant risks and uncertainties that can have an immediate impact on efforts to realize net cash flow. This impact may deter future prospects of revenue.

Results of Operations

During the three month period ended March 31, 2007, the Company was involved in (i) finalizing those agreements pertaining to the seismic exploration activities on the Vale Verde leases with TRNCO, (ii) raising additional capital by way of loans to fund the exploration, and development of those properties Providence Exploration has under lease and (iii) evaluating the results of drilling on the Marble Falls and Barnett Shale leases.

The Company expects to realize revenues within the next twelve months of operation from gas production from drilling on the Val Verde leases. However, since we are still in the exploratory stage, we can provide no assurance that our oil and gas operations will ever produce revenue.

Losses

Net losses for the three month period ended March 31, 2007, increased to $277,554 from $91,987 for the three month period ended March 31, 2006, an increase of 292%. The increase in net losses over the comparative three month periods can be primarily attributed to an increase in general and administrative expenses. The Company did not generate any revenues during this period.

We will likely continue to operate at a loss through fiscal 2007 due to the nature of the Company’s oil and gas exploration and development operations and cannot determine whether we will ever generate revenues from operations.

Expenses

General and administrative expenses for the three month period ended March 31, 2007, increased to $220,469 from $98,806 for the three month period ended March 31, 2006, an increase of 123%. The increase in general and administrative expenses over the comparative three month periods can be primarily attributed to increases in legal, consulting and accounting costs. The Company expects that general and administrative expenses will decrease in future periods.

Interest expenses for the three month period ended March 31, 2007, increased to $68,400 from $65,334 for the three month period ended September 30, 2005, an increase of 5%. The increase in interest expense over the comparative three month periods can be attributed to the financing related to outstanding convertible debentures with a principal value equal to $3,570,000 as of March 31, 2007.

Depreciation expenses for the three months ended March 31, 2007 and 2007 were $8,100 and $1,019 respectively.

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to March 31, 2007, except those costs of unproved properties acquired with Providence Exploration, pipeline construction and related exploration costs.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had an effect on Providence Exploration’s operations due to the increased interest in oil and gas exploration over the last three years which has increased prices for labor, maintenance services and equipment. We believe that we can offset inflationary increases by improving operating efficiencies.

Liquidity and Capital Resources

The Company had current assets of $1,682,935 and total assets of $30,309,289 as of March 31, 2007. These assets include cash on hand of $458,322, drilling rig inventory of $724,515, and undeveloped oil and gas leases of $27,030,845. Stockholders equity in the Company was $23,874,551 at March 31, 2007.

Cash flows used in operating activities were $512,346 for the three month period ended March 31, 2007, compared to $136,555 for the three month period ended March 31, 2006. The change in cash flows used in operating activities during the current period is due primarily to increases in net losses, and increases in prepaid expenses related to the initial advance under the seismic agreement with TRNCO.

Cash flows used in investing activities were $1,103,425 for the three month period ended March 31, 2007, compared to $1,132,320 for the three month period ended March 31, 2006. Cash flows used in investing activities during the current period was due to the amounts paid towards the completion of the gas pipeline constructed in Comanche County.

Cash flows from financing activities were $533,956 for the three month period ended March 31, 2007, as compared to $0 for the three month period ended March 31, 2006. Cash flows from financing activities during the current period consisted primarily of a short term loan of $500,000.

We had a working capital deficit of $814,488 as of March 31, 2007, and have funded our cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. We believe do not believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve (12) months. No assurances can be given that additional funding, as needed to explore and develop our lease interests will be available to us on acceptable terms or available at all. Our inability to obtain funding, as necessary, would have a material adverse affect on our business.

The Company has no current plans for the purchase or sale of any plant or equipment. We have no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2006, the Company’s auditors discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s auditors believe that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation and Results of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Risks Related To The Company’s Business

The Company has a history of operating losses and such losses may continue in the future.

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $15,914,684 at December 31, 2006 that increased to $16,192,258 as of March 31, 2007. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Should the Company fail to produce oil and gas revenue we may continue to operate at a loss and may never be profitable.

The Company has a limited operating history.

The Company acquired Providence Exploration on September 29, 2006, which company first began oil and gas exploration operations during the fourth quarter of 2005. As such, our limited operating history provides an inadequate track record from which to base future projections of successful operation.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended December 31, 2006 and December 31, 2005 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, an accumulated deficit of $15,914,684 as of December 31, 2006, and revenue generating activities that were insufficient to sustain operations. Unless we are able to cure this pattern of reoccurring losses and insufficient revenue, our ability to continue as a going concern will be in jeopardy.

The Company cannot represent that it will be successful in continuing operations.

The Company has not, to date, generated sufficient revenue from operations to cover expenses and may not generate sufficient revenue over the next twelve months to ensure continued oil and gas development operations. Should the Company be unable to realize sufficient revenue over that time period, it will be forced to raise additional capital to remain in operation. We have no commitments for the provision of additional capital and can offer no assurance that such capital will be available if necessary to continue operations.

We may not be successful in integrating the business operations of Providence Exploration, LLC into our business operations, stifling growth and disrupting our business.

The Company’s recent acquisition of Providence Exploration involves the integration of companies that have previously operated independently. Successful integration will depend on our ability to consolidate operations and procedures and to integrate Providence Exploration’s management team with our own. If we are unable to do so, we may not realize the anticipated potential benefits of the acquisition, our business development could be stifled, and results of operations may suffer. Difficulties could include the loss of key employees, the disruption of Providence Exploration’s ongoing businesses, and possible inconsistencies in standards, controls, procedures and policies.

We may be unable to manage the growth of our business which failure could negatively affect development, operating results, and fiscal independence.

We believe that if our growth plan is successful, our business will grow in size and complexity. Any new sustained growth would place a significant strain on our management systems and operational resources requiring us to recruit, hire and retain new managerial, finance and support personnel. Our ability to compete effectively would also require us to maintain and improve operational, financial, and management information systems on a timely basis. Should the Company be unable to manage growth effectively, both our business development and our operating results would be negatively effected which in turn would preclude us from becoming financially independent of outside funding sources.

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

Exploration and development, exploitation, production and sale of oil and natural gas in the United States is subject to extensive federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations could harm the Company’s business, results of operations and financial condition. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include oil and gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials, discharge permits for drilling operations, spacing of wells, environmental protection, reports concerning operations, and taxation. Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, reclamation costs, remediation, clean-up costs and other environmental damages.

Shortages of oil field equipment, services and qualified personnel could reduce the Company’s profit margin, cash flow and operating results.

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

The results of the Company’s operations depend on the exploration efforts of Harding Company and TRNCO Petroleum Corporation, both of which are third parties.

The management of exploration efforts in Comanche and Hamilton Counties is dependent on an independent local operator, Harding Company, while 3D seismic exploration of oil and natural gas prospects in Val Verde is dependent on an independent local company, TRNCO Petroleum Corporation. The fact that the Company is dependent on the operations of third parties for the results of exploration efforts and the prospective production of oil and natural gas assets could impede our ability to realize a net profit from operations.

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

Risks Related to the Company’s Shares

The Company will require additional capital funding.

The Company will require additional funds, either through equity offerings or debt placements to develop our operations. Such additional capital may result in dilution to our current shareholders. Our ability to meet short-term and long-term financial commitments depends on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $15,914,684 as of December 31, 2006, which increased to $16,192,258 at March 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On May 15, 2007, the Company issued 500,000 shares of common stock to Highlander Energy LLC valued at $120,000 as per the terms of a consulting agreement dated April 2, 2007, in reliance on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction with an accredited entity that did not involve a public offering; (2) there was only one offeree who was issued stock as consideration for services rendered pursuant to a consulting agreement; (3) the offeree committed to hold the stock for at least one year; (4) there were now subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 23, 2007 the Company’s board of directors adopted resolutions proposing and declaring that the shareholders should vote upon the following proposal:

o	Proposal 1: Amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized common shares from 100,000,000 par value $0.0001 to 250,000,000 par value $0.0001.

On May 11, 2007, pursuant to a special meeting of the shareholders, the board of directors’ proposal was adopted by the holders of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon as follows:

-------------------- ---------------------- ------------------------ -------------------- ---------------------
                       Votes cast "for"      Votes cast "against"      Percentage cast      Abstentions and
                                                                            "for"           broker non-votes
Proposal 1                     27,167,138           25,600                  61.5                      1,205
-------------------- ---------------------- ------------------------ -------------------- ---------------------

The Company intends to effect the increase in authorized common stock on filing with the Texas Secretary of State as soon as is practicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 37 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of May 2007.

Providence Resources, Inc.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(b)(c)	*	Amendment to Articles of Incorporation of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000)
3(i)(d)	*	Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(e)	*	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(i)(f)	*	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
3(ii)(a)	*	Bylaws of Providence (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(ii)(b)	*	Amended and Restated Bylaws of Providence (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006).
10(i)	*	Joint Venture Agreement between Providence Exploration and Harding Company, dated October 1, 2005 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
10(ii)	*	Extension of the Term of Series "A" Convertible Debenture Certificate with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005).
10(iii)	*

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

Amendment to the Terms of the Securities Exchange Agreement dated effective as of May 26, 2006, between Providence, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006)

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