Form 10QSB
period 2007-06-30
PROVIDENCE RESOURCES INC
filed 2007-08-14
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-30377

PROVIDENCE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	06-1538201 (IRS Employer Identification Number)

1775 Saint James Place, Suite 120, Houston, Texas 77056
(Address of Principal Executive Office)

(512) 970-2888
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

Yes☐              No☑

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of August 10, 2007 was 57,355,539.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of June 30, 2007	4
Unaudited Consolidated Statement of Operations for the three and six month periods ended June 30, 2007 and 2006 and the period from inception to June 30, 2007	5
Unaudited Consolidated Statement of Cash Flows for the six month periods ended June 30, 2007 and 2006 and the period from inception to June 30, 2007	6
Notes to the Unaudited Consolidated Financial Statements	7
Supplemental Oil and Gas Information - FAS69	24

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	28
ITEM 3. CONTROLS AND PROCEDURES	36
PART II.
ITEM 1. LEGAL PROCEEDINGS	37
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	37
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	38
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38
ITEM 5. OTHER INFORMATION	38
ITEM 6. EXHIBITS	38
SIGNATURES	39
INDEX TO EXHIBITS	40

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$456,355	$1,540,145
Drilling rig inventory	724,515	724,515
Prepaid expenses	98	98
Total current assets	1,180,968	2,264,758
PROPERTY AND EQUIPMENT (Note 3) :
Oil and gas leases - undeveloped	29,763,117	26,266,981
Oil and gas pipeline (construction in progress)	1,509,734	1,170,173
Equipment, net of amortization	42,310	45,810
Total property and equipment	31,315,161	27,482,964
OTHER ASSETS:
Loan origination fees, net of amortization of $36,801	33,099	45,799
Deposits	2,266	2,266
Total other assets	35,365	48,065
Total assets	$32,531,494	$29,795,787
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,345,829	$953,803
Accrued expenses	273,953	153,909
Related party payables	15,500	75,000
Short-term note payable (Note 4)	500,000	-
Short-term convertible promissory notes (Note 5)	287,833	-
Current portion of long-term notes payable (Note 7)	664,291	454,099
Total current liabilities	3,087,406	1,636,811
CONVERTIBLE DEBENTURES (Note 8)	3,320,000	3,570,000
LONG-TERM CONVERTIBLE PROMISSORY NOTES (Note 6)	27,778	-
LONG-TERM NOTES PAYABLE (Note 7)	109,634	319,826
Total liabilities	6,544,818	5,526,637
MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY	150,973	117,017
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
57,189,102 and 51,855,539 shares issued and outstanding, respectively	5,719	5,185
Additional paid-in capital	42,738,938	40,047,072
Accumulated other comprehensive income	14,547	14,560
Deficit accumulated during the development stage	(16,923,501)	(15,914,684)
Total stockholder's equity	25,835,703	24,152,133
Total liabilities and stockholders' equity	$32,531,494	$29,795,787

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three and six months ended June 30, 2007 and 2006 and Cumulative Amounts
					Inception on
					February 17, 1993
	Three months ended June 30,		Six months ended June 30,		through
	2007	2006	2007	2006	June 30, 2007

Sales	-	$-	$-	$-	$350
Cost of Sales	-	-	-	-	25,427

Gross profit	-	-	-	-	25,777

General and administrative expenses	(292,539)	(520,766)	(513,008)	(619,572)	(7,968,432)

Loss from operations	(292,539)	(520,766)	(513,008)	(619,572)	(7,942,655)

Other income (expense):
Minority interest	-	-	-	-	19,898
Interest expense	(280,327)	(1,212,034)	(348,727)	(1,277,367)	(5,792,367)
Compensation expense	(162,444)	-	(162,444)	-	(162,444)
Interest income	4,067	119,227	15,362	191,380	463,846

Loss before provision for income taxes
and discontinued operations	(731,243)	(1,613,572)	(1,008,817)	(1,705,558)	(13,413,722)

Provision for income taxes	-	-	-	-	-

Loss before discontinued operations	(731,243)	(1,613,572)	(1,008,817)	(1,705,558)	(13,413,722)

Gain (loss) from discontinued operations, net of tax	-	-	-	-	(3,407,279)

Net loss before cumulative effect
of accounting change	(731,243)	(1,613,572)	(1,008,817)	(1,705,558)	(16,821,001)

Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)

Net loss	(731,243)	(1,613,572)	(1,008,817)	(1,705,558)	(16,923,501)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.09)	$(0.02)	$(0.10)

Net Loss per common share - basic and diluted	$(0.01)	$(0.09)	$(0.02)	$(0.10)

Weighted average common shares - basic and diluted	52,534,000	17,485,400	52,196,600	16,985,900

Other comprehensive income
Foreign currency translation adjustment	(5)	(3,095)	(13)	754	14,547

Net comprehensive income (loss)	(731,248)	$(1,616,667)	$(1,008,830)	$(1,704,804)	$(16,908,954)

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007 and 2006 and Cumulative Amounts
	Inception on February 17, 1993
	Six months ended June 30,		through
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(1,008,817)	$(1,705,558)	$(16,923,501)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	246,500	1,625,755	606,500
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	12,356	-	238,903
Additional value of shares issued for debt and services conversion	162,444	-	3,161,975
Amortization of conversion rights on debt	170,211		170,211
Depreciation and amortization	16,200	1,019	181,220
Minority interest	-	-	(19,898)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
(Increase) decrease in:
Accounts receivable and prepaid expenses	-	(182,977)	110,518
Increase (decrease) in:
Accounts payable	392,026	(94,027)	1,942,853
Accrued expenses	120,044	101,471	330,463
Related party payables	(59,500)	25,000	115,812
Net cash used in operating activities	51,464	(229,318)	(4,106,991)
Cash flows from investing activities:
Advances to Providence Exploration prior to acquisition	-	-	(8,886,761)
Cash of Providence Exploration on acquisition date	-	-	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	(3,835,697)	-	(6,483,957)
Issuance of notes receivable	-	(2,169,076)	(616)
Net cash used in investing activities	(3,835,697)	(2,169,076)	(15,448,461)
Cash flows from financing activities:
Proceeds from notes payable	500,000	-	1,192,999
Proceeds from convertible promissory notes payable	2,000,000	-	2,000,000
Issuance of common stock	166,500	7,253,220	13,277,779
Commissions paid to raise convertible debentures	-	(75,000)	(41,673)
Minority investment in subsidiary	33,956	-	170,871
Proceeds from (payments for) convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)
Net cash provided by financing activities	2,700,456	7,178,220	19,997,260
Change in accumulated other comprehensive income	(13)	754	14,547

Net increase (decrease) in cash	(1,083,790)	4,780,580	456,355

Cash, beginning of period	1,540,145	2,035,438	-

Cash, end of period	$456,355	$6,816,018	$456,355

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

June 30, 2007 and 2006

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

Oil and Gas Leases Not Subject to Amortization

Oil and gas lease costs are recorded at cost and consist of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. These leases are undeveloped at June 30, 2007, and accordingly no depletion is included in the accompanying consolidated financial statements.

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. Prior to acquisition on September 29, 2006, Providence Exploration capitalized $3,278,647 in exploration costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. As of June 30, 2007, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of June 30, 2007.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At June 30, 2007, the Company had $456,355 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

Revenue Recognition

The Company did not have revenues in the six months ended June 30, 2007. Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground.

Stock-Based Compensation

At June 30, 2007, the Company has stock-based employee compensation plans, which are described in greater detail in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.”

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123 (R), the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

Six months ended June 30,
2007	2006
Net loss as reported	$ (1,008,817)	$ (1,705,558)

Deduct:

Total stock-based employee compensation expense

determined under fair value based method for all

awards, net of related tax effects	-	-

Net loss pro forma	$ (1,008,817)	$ (1,705,558)

Loss per share – basic and diluted:

As reported	$ (.02)	$ (.10)
Pro forma	$ (.02)	$ (.10)

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The numerator for the earnings per share calculation is the net loss for the period. The denominator is the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 7,303,650 stock equivalents of warrants at June 30, 2007 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Earnings Per Share computation for Continuing operations:

Six months ended June 30,
2007	2006

Numerator – (loss from continuing operations)	$(1,008,817)	$(1,705,558)
Denominator – weighted average
number of shares outstanding	52,196,600	16,985,900

Loss per share	$(0.02)	$(0.10)

Earnings Per Share computation from Discontinued Operations:

Six months ended June 30,
2007	2006

Numerator – (loss from discontinued operations)$	Nil	$	Nil
Denominator – weighted average
number of shares outstanding	52,196,600	16,985,900

Loss per share-discontinued operations	$(0.00)	$(0.00)

Earnings Per Share computation for Net Income:

Six months ended June 30,
2007	2006

Numerator – (Net Loss)	$(1,008,817)	$(1,705,558)
Denominator – weighted average
number of shares outstanding	52,196,600	16,985,900

Loss per share	$(0.02)	$(0.10)

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

Note 2 — Going Concern

As of June 30, 2007, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses of $16,923,501 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations

Note 3 — Property and Equipment

Drilling and service rigs and equipment are recorded at cost and are depreciated over their estimated useful lives of ten years using the straight-line method. Office furniture and equipment and automotive equipment are recorded at cost and depreciated over their estimated useful lives of five to ten years using the straight-line method.

Upon sale or retirement of property and equipment the cost and related accumulated depreciation of the asset are removed from the Company's accounts and gain or loss is recognized.

Expenditures for repair and maintenance are charged to expense as incurred.

Depreciation expense for the six months ended June 30, 2007 and 2006 was $16,200 and $1,019 respectively.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 4 – Short-term Note Payable

Note Payable - Global Convertible Megatrend LTD, unsecured, principal payable in full on February 23, 2008, interest at 10% payable at the end of each fiscal quarter, interest convertible to common shares at $0.35 per share.	$500,000

For the six months ended June 30, 2007, the Company recorded $17,398 as interest and financing expense relating to a short-term note payable. Accrued interest as at June 30, 2007 for the outstanding short-term note payable totaled $17,398.

Note 5 – Short-term Convertible Promissory Notes

In the second quarter of 2007, the Company issued a secured convertible promissory note with a total face value of $1,000,000 in exchange for a cash advance of the same amount. The principal and interest are due in full on the maturity date of the note. The notes are secured by:

1.

All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement dated March 27, 2007 between the Company and TRNCO Petroleum Corporation which seismic data may not be shared with any third party without the express written consent of the holder of the note.

2.	Any and all proceeds arising from or attributable to the assets.

At the sole discretion of the holder, the principal and accrued interest on the note may be converted into shares of the Company’s common stock. The promissory notes bear interest at 10% per annum. The principal and interest on the notes can be converted into shares of common stock at a conversion price of $0.15. The terms of the note are outlined in the following table.

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2008, including interest at 10%, convertible at $0.15 per common share.	$1,000,000

For the six months ended June 30, 2007, the Company recorded $8,356 as interest and financing expense relating to short-term convertible promissory notes. Accrued interest as at June 30, 2007 for the outstanding short-term convertible promissory notes totaled $8,356.

The fair value of the conversion option on the short-term promissory note of $854,600 as calculated using the Black-Scholes model was recorded as a discount on the face value of the note. This amount will be amortized using the straight-line method over the term of the note. For the first six months of 2007, the Company recorded $142,433 as interest expense due to amortization of the discount.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 5 – Short-term Convertible Promissory Notes (continued)

The following assumptions were used for the Black-Scholes valuation of the conversion option:

Risk-free interest rate	4.88%
Expected life of option	1.0 years
Annualized volatility	81%
Dividend rate	0.00%

Note 6 – Long-term Convertible Promissory Notes

In the second quarter of 2007, the Company issued a secured convertible promissory note with a total face value of $1,000,000 in exchange for a cash advance of the same amount. The principal and interest are due in full on the maturity date of the note. The notes are secured by:

3.

All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement dated March 27, 2007 between the Company and TRNCO Petroleum Corporation wich seismic data may not be shared with any third party without the express written consent of the holder of the note.

4.	Any and all proceeds arising from or attributable to the assets.

At the sole discretion of the holder, the principal and accrued interest on the note may be converted into shares of the Company’s common stock. The promissory notes bear interest at 10% per annum. The principal and interest on the notes can be converted into shares of common stock at a conversion price of $0.15. The terms of the note are outlined in the following table.

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.15 per common share.	$1,000,000

For the six months ended June 30, 2007, the Company recorded $4,110 as interest and financing expense relating to long-term convertible promissory notes. Accrued interest as at June 30, 2007 for the outstanding long-term convertible promissory notes totaled $4,110.

The fair value of the conversion option on the short-term promissory note of $1,000,000 as calculated using the Black-Scholes model was recorded as a discount on the face value of the note. This amount will be amortized using the straight-line method over the term of the note. For the first six months of 2007, the Company recorded $27,778 as interest expense due to amortization of the discount.

The following assumptions were used for the Black-Scholes valuation of the conversion option:

Risk-free interest rate	4.89%
Expected life of option	3.0 years
Annualized volatility	82%
Dividend rate	0.00%

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 7 – Long-term Notes Payable

Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $25,119 through July 31, 2008, including interest at 12%.	$156,515

Note Payable - Global Convertible Megatrend LTD., secured by drilling equipment, payable in quarterly installments of $50,238 through July 31, 2008, including interest at 12%.	352,608

Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $37,722 through September 25, 2008, including interest at 12%.	264,802

Total	773,925
Less current portion	664,291

Long-term notes payable	$ 109,634

For the six months ended June 30, 2007, the Company recorded $46,052 as interest and financing expense relating to long-term notes payable. Accrued interest as at June 30, 2007 for the outstanding long-term notes payable totaled $74,947.

The long-term notes payable amount of $109,634 is due in fiscal 2008.

Note 8 – Convertible Debentures

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 8 – Convertible Debentures (continued)

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

On June 13, 2007, the principal amount of the $250,000 debenture to Global Convertible Megatrend Ltd. and $12,357 of accrued interest were converted into shares of common stock at $0.10 per share. After applying the 10% bonus, the Company issued 2,873,563 shares of common stock to extinguish $287,356 of debt consisting of $250,000 of principal repayment and $37,356 in accrued interest and bonus. The Company recorded compensation expense of $139,944 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 8 – Convertible Debentures (continued)

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

For the six months ended June 30, 2007, the Company recorded $127,600 as interest and financing expense relating to convertible debentures. Accrued interest as at June 30, 2007 for all outstanding debentures totaled $185,161.

The total value of the principal of the seven convertible debentures outstanding as of June 30, 2007 was $3,320,000. Repayment of this principle is due according to the following schedule:

Year	Principal Repayment
2007	-
2008	-

2009   -2010$ 3,320,000

Note 9 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2007 and 2006, the Company recognized consulting expense of $45,000 and $28,500 respectively. In 2007, the Company also recognized compensation expense of $22,500 which relates to shares issued to convert an outstanding balance due to Mr. Mueller. In 2007, the Company issued 750,000 shares for $112,500 of consulting fees owed to Mr. Mueller. The Company recorded compensation expense of $22,500 to reflect the value of the shares issued upon conversion of the book amount. The balance of $7,500 was due to Mr. Mueller at June 30, 2007.

The Company has entered into an agreement with Nora Coccaro, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2007 and 2006, the Company recognized consulting expense of $45,500 and $388,500 respectively. Of the 2006 charge, $360,000 relates to the deemed value of 300,000 shares of common stock issued to Ms. Coccaro.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 10 — Stockholders’ Equity Transactions

During the six months ended June 30, 2007, the Company issued 1,350,000 shares of common stock valued at $269,000 for consulting and legal services.

During the six months ended June 30, 2007, the principal amount of a $250,000 convertible debenture to Global Convertible Megatrend Ltd. and $12,357 of accrued interest were converted into shares of common stock at $0.10 per share. After applying a 10% bonus, the Company issued 2,873,563 shares of common stock to extinguish $287,356 of debt consisting of $250,000 of principal repayment and $37,356 in accrued interest and bonus. The Company recorded compensation expense of $139,944 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.

During the six months ended June 30, 2007, the Company issued 1,110,000 shares of common stock at $0.15 per share for a total of $166,500.

During the six months ended June 30, 2007, the Company recorded $1,854,600 of discount on promissory notes to value their conversion option as calculated using the Black-Scholes model.

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

Note 11 — Minority Interest

Minority interest relates to the 10% interest in County Pipeline, LLC that is not held by the Company. This subsidiary was formed in October of 2006 with the purpose of constructing an oil and gas pipeline in Comanche County, Texas.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 12 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2007.

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

The following assumptions were used for the Black-Scholes valuation of the warrants granted in 2006:

Risk-free interest rate	4.50%
Expected life of options	3.0 years
Annualized volatility	177%
Dividend rate	0.00%

Transactions involving the Company’s warrant issuance are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Year Issued	Exercise Price	Number Shares Outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.30	348,000	4.00	348,000	$.30
2006	$1.00	6,684,960	2.50	6,684,960	$1.00
2006	$0.70	234,690	2.50	234,690	$.70

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 13 — Warrants (continued)

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	0		$0

Granted	348,000		$.30
Exercised	—		$—
Cancelled	(—)	$	(—)
Outstanding at December 31, 2005	348,000		$.30

Granted	6,919,650		$.99
Exercised	—		$—
Cancelled		$
Outstanding at December 31, 2006 and June 30, 2007	7,267,650		$.96

Note 14 — Acquisition of Providence Exploration

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

Note 15 - Agreements

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 15 – Agreements (continued)

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

Note 16 – Commitments and Contingencies

The Company leases office and warehouse space under an operating lease with monthly payments of 1,200 per month, expiring October 1, 2007. The Company also leases a vehicle under an operating lease with monthly payments of 455.74, expiring in October 2007.

The contract commitment cost for the agreement with TRNCO Petroleum Corporation (see Note 14) is $4,553,787, payable in installments on or before August 1, 2007. Of this amount, the Company had paid $2,500,000 to TRNCO by June 30, 2007.

Note 17 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 18 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1. No stock options were granted in 2006 and 2005. No stock options were outstanding at June 30, 2007.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 21 — Subsequent Events

On August 8, 2007, the Company issued four convertible promissory notes totaling $2,500,000 in exchange for a cash advance of the same amount. The promissory notes bear interest at 10% per annum and are due in full on August 8, 2010. The principal and interest on the notes can be converted into shares of common stock at a conversion price of $0.08.

On August 8, 2007, the Company advanced $2,500,000 to TRNCO pursuant to the terms of their agreement (see Note 15).

End of Notes to Financial Statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

Supplemental Oil and Gas Information – FAS69 (continued)

Net Proved Reserves (1, 2)

	Natural Gas (millions of cubic feet)	Crude Oil and Natural Gas Liquids (thousands of barrels)
December 31, 2005	-	-
Purchase of reserves in place	-	-
Production	-	-
Adjustment for uneconomic wells	-	-
December 31, 2006 and June 30, 2007	-	-

Developed	-	-
Undeveloped	-	-
Total	-	-

(1)	Definitions:
a.	“Net” reserves are the remaining reserves of the Company, after deduction of estimated royalties and including royalty interests.
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

June 30, 2007 and 2006

Supplemental Oil and Gas Information – FAS69 (continued)

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

June 30, 2007 and 2006

Supplemental Oil and Gas Information – FAS69 (continued)

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The Company has no proved reserves and no oil and gas production and therefore has not presented the Standardized Measure of Discounted Future Net Cash Flows or operating results.

Capitalized Costs

June 30, 2007	United States
Proved oil and gas properties	$ -
Unproved oil and gas properties	29,763,117
Total capital costs	29,763,117
Accumulated depletion	(-)
Net capitalized costs	$ 29,763,117

Costs Incurred

United States
Six months ended June 30, 2007
Acquisitions:
Proved reserves	$ -
Unproved reserves	-
Total acquisitions	-
Exploration costs	3,496,136
Development costs	-
Asset retirement obligations	-
Total costs incurred	$ 3,496,136

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management's Plan of Operation that discusses our financial condition and results of operations and other parts of this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

General

The Company was incorporated under the laws of the State of Texas on February 17, 1993, as “GFB Alliance Services, Inc.” We have since undergone several name changes and on September 29, 2006, adopted the name “Providence Resources, Inc.” The Company is now involved in the exploration and development of oil and gas in Hamilton, Comanche and Val Verde Counties, Texas. We are also involved in the purchase, refurbishment and sale of drilling and service rigs through Providence Exploration’s wholly owned subsidiary PDX Drilling I, LLC on site in Young County, Texas.

Plan of Operation

Over the next twelve months the Company intends to:

•	seismically explore for gas prospects within the Val Verde leases;
•	initiate drilling on the Val Verde leases to include multiple deep drilling targets for natural gas production; and
•	evaluate the prospect of further development of that acreage that remains under lease in Comanche and Hamilton County.

Seismic Exploration – Val Verde County Leases

On March 27, 2007 the Company engaged TRNCO Petroleum Corporation to implement an I/O System Two recording system in combination with the latest generation of state-of-the-art acquisition and processing parameters to obtain high quality 3D seismic data. The data is intended to illuminate deep gas targets at depths ranging from 14,000 to 16,000 feet in the Ellenberger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs which underlie Providence’s 12,832 acres of leasehold interests over 57 square miles in Val Verde County, Texas. TRNCO is supervising the acquisition, processing, licensing and interpretation of all seismic data while Dawson Geophysical Company is responsible for obtaining the actual 3D seismic data. The permitting, seismic data acquisition and interpretation is expected to be available within the next four months with plans for immediate drilling on the Val Verde leases anticipated immediately thereafter.

Drilling – Val Verde Leases

On June 29, 2007, the Company entered into an exploration and development agreement with Miller Energy, LLC and certain of its affiliates (“Miller”) providing for the further exploration and development of the Company’s oil and gas leasehold interests in Val Verde County, Texas (“Agreement”).

The Agreement includes the following provisions:

▪	Miller will undertake all activities necessary to test and develop the Company’s oil and gas leasehold interests in Val Verde County; and
▪	Miller will fund up to $10,000,000 of exploration and development costs in Val Verde County through a series of convertible debentures; and
▪	Miller will acquire a 10% working interest in the Company’s Val Verde County oil and gas leasehold interests; and
▪	The Company will appoint a new chief executive officer affiliated with Miller; and
▪	The Company will appoint two additional members to the board of directors both of whom are affiliated with Miller.

The Company is now actively working with Miller in anticipation of obtaining that seismic data from TRNCO Corporation that is expected to indicate prospective drill targets. Initial drilling on the leases is anticipated within the first six months of 2008.

Comanche and Hamilton County Leases

On October 1, 2005, Providence Exploration purchased interests in approximately 6,272 acres of oil and gas leases located in Comanche and Hamilton Counties, Texas. Seismic work was completed on the leases and initial drill targets identified. An oil and gas pipeline infrastructure was also completed in Southeast Comanche County by Comanche County Pipeline, LLC, a partnership owned 90% by the Company and 10% by Harding Company and others. Harding Company drilled four wells, Marrs #1, Steward #1H, Nowell #1 and Patton #2H on the Comanche County leases. None of the wells indicated commercial quantities of gas that could be produced on an economic basis. We now retain approximately 3,000 acres in Comanche and Hamilton County as leases have started to expire. No additional wells are anticipated for these leases until such time as further evaluation of existing work is completed.

Results of Operations

During the six month period ended June 30, 2007, the Company was involved in (i) finalizing those agreements pertaining to the seismic exploration activities on the Val Verde leases with TRNCO, (ii) raising additional capital by way of loans to fund the exploration, and development of those properties Providence Exploration has under lease and (iii) entering into and agreement with Miller Energy, LLC.

The Company’s business development strategy is prone to significant risks and uncertainties that can have an immediate impact on efforts to realize net cash flow. In the near term, we will not be able to generate sufficient cash flow from operations to sustain our business as we continue to incur lease development expenses without any corresponding revenue. Further, we can offer no assurance that our efforts to identify commercial quantities or oil or gas that can be produced economically will be successful or that the Company will ever produce revenue from oil and gas exploration activities.

Net Losses

For the period from inception until June 30, 2007, the Company incurred a net loss of $16,908,954. Net losses for the three month period ended June 30, 2007 were $731,248 as compared to $1,616,667 for the three months ended June 30, 2006. Net losses for the six month period ended June 30, 2007 were $1,008,830 as compared to $1,704,804 for the six months ended June 30, 2006. The decrease in net losses over the comparative three and six month periods can be primarily attributed to a decrease in general and administrative expenses and a decrease in interest expenses. We did not generate any revenues during this period.

We will likely continue to operate at a loss through fiscal 2007 due to the nature of the Company’s oil and gas exploration and development operations and cannot determine whether we will ever generate revenues from operations.

Expenses

General and administrative expenses for the three month period ended June 30, 2007 were $292,539 as compared to $520,766 for the three months ended June 30, 2006. General and administrative expenses for the six month period ended June 30, 2007 were $513,008 as compared to $619,572 for the six months ended June 30, 2006. The decrease in general and administrative expenses over the comparative three and six month periods can be primarily attributed to decreases in legal, consulting, and accounting costs. We expect that general and administrative expenses will decrease in future periods.

Interest expenses for the three month period ended June 30, 2007 were $280,327 as compared to $1,212,034 for the three months ended June 30, 2006. Interest expenses for the six month period ended June 30, 2007 were $348,727 as compared to $1,277,367 for the six months ended June 30, 2006. The decrease in interest expense over the comparative three and six month periods can be attributed to the financing related to outstanding convertible debentures.

Depreciation expense for the six months ended June 30, 2007 and 2006 was $16,200 and $1,019 respectively.

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to June 30, 2007, except those costs of unproved properties acquired with Providence Exploration, pipeline construction, and related exploration costs.

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

Liquidity and Capital Resources

The Company had current assets of $1,180,968 and total assets of $32,531,494 as of June 30, 2007. These assets include cash on hand of $456,355, drilling rig inventory of $724,515, and undeveloped oil and gas leases of $29,763,117. Stockholders equity in the Company was $25,835,703 at June 30, 2007.

Cash flows provided by operating activities were $51,464 for the six month period ended June 30, 2007, compared to cash flows used in operating activities of $229,318 for the six month period ended June 30, 2006. The change in cash flows used in operating activities during the current period is due primarily to decreases in net losses, and increases in accounts payable.

Cash flows used in investing activities were $3,835,697 for the six month period ended June 30, 2007, compared to $2,169,076 for the six month period ended June 30, 2006. Cash flows used in investing activities during the current period was due to primarily to amounts paid to TRNCO Corporation for costs associated with obtaining seismic data over the Val Verde County leases.

Cash flows from financing activities were $2,700,456 for the six month period ended June 30, 2007, compared to $7,178,220 for the six month period ended June 30, 2006. Cash flows from financing activities during the current period consisted primarily of proceeds from promissory notes of $2,500,000.

We had a working capital deficit of $1,906,438 as of June 30, 2007, and have funded our cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. We believe do not believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve (12) months. No assurances can be given that additional funding, as needed to explore and develop our lease interests will be available to us on acceptable terms or available at all. Our inability to obtain funding, as necessary, would have a material adverse affect on our business.

The Company has no current plans for the purchase or sale of any plant or equipment. We have no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation and Results of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;
•	uncertainties related to oil and gas exploration and development;
•	our ability to generate revenues through oil and gas production to fund future operations;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	the volatility of the stock market; and
•	general economic conditions.

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

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $15,914,684 at December 31, 2006 that increased to $16,908,954 as of June 30, 2007. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Should the Company fail to produce oil and gas revenue we may continue to operate at a loss and may never be profitable.

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

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. Wells which we drill may not be productive, and, thus, we may not be able to recover all or any portion of our investment in such wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. The seismic data and other technologies which we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can reduce the feasibility of a project to produce a profit. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

▪	unexpected drilling conditions;
▪	title problems;
▪	pressure or irregularities in formations;
▪	equipment failures or accidents;
▪	adverse weather conditions;
▪	compliance with environmental and other governmental requirements; and
▪	cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

▪	encountering well blowouts;
▪	cratering and explosions;
▪	pipe failure;
▪	fires;
▪	formations with abnormal pressures resulting in uncontrollable flows of oil and natural gas;
▪	brine or well fluids; and
▪	release of contaminants into the environment and other environmental hazards and risks.

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

The results of the Company’s operations depend on the exploration efforts of Miller Energy, LLC, Harding Company and TRNCO Petroleum Corporation, all of whom are third parties.

The management of exploration for the Company in Comanche and Hamilton Counties is provided by Harding Company, the management of exploration for the Company in Val Verde County, Texas will be provided by Miller Energy, LLC and certain of its affiliates, while 3D seismic exploration of oil and natural gas prospects in Val Verde is dependent on an independent local company, TRNCO Petroleum Corporation. The fact that the Company is dependent on the operations of third parties for the results of exploration efforts and the prospective production of oil and natural gas assets could impede our ability to realize a net profit from operations.

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

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties will depend primarily upon the prices we receive for production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Our cash flow from operations will be highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

▪	the level of consumer demand;
▪	the domestic supply;
▪	domestic governmental regulations and taxes;
▪	the price and availability of alternative fuel sources;
▪	weather conditions; and
▪	market uncertainty.

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

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $15,914,684 as of December 31, 2006, which increased to $16,908,954 at June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

On June 20, 2007, the Company issued 2,873,563 shares of common stock to Global Convertible Megatrend for conversion of promissory note, in reliance on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

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

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to an offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On June 20, 2007, the Company issued 100,000 shares of common stock valued at $0.31 per share to Ruairidh Campbell for services rendered, in reliance on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction with an accredited entity that did not involve a public offering; (2) there was only one offeree who was issued stock as consideration for services rendered; (3) the offeree committed to hold the stock for at least one year; (4) there were now subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On June 21, 2007, the Company issued 750,000 shares of common stock to Markus Mueller for services rendered, in reliance on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to an offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On July 11, 2007, the Company issued 100,000 shares of common stock for $0.15 per share to Gösta Bergholtz for cash consideration of $16,500, in reliance on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to an offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On July 11, 2007, the Company issued 1,000,000 shares of common stock for $0.15 per share to Bo Berglin for cash consideration of $150,000, in reliance on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to an offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 23, 2007 the Company’s board of directors adopted resolutions proposing and declaring that the shareholders should vote upon the following proposal:

•	Proposal 1: Amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized common shares from 100,000,000 par value $0.0001 to 250,000,000 par value $0.0001.

On May 11, 2007, pursuant to a special meeting of the shareholders, the board of directors’ proposal was adopted by the holders of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon as follows:

	Votes cast “for”	Votes cast “against”	Percentage cast “for”	Abstentions and broker non-votes
Proposal 1	27,167,138	25,600	61.5	1,205

The increase in authorized common stock was effected on May 17, 2007 pursuant to a filing with the Texas Secretary of State.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 40 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of August 2007.

Providence Resources, Inc.

/s/ Gilbert Burciaga

Gilbert Burciaga

Chief Executive, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)(a)	* Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(b)(c)	* Amendment to Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(d)	* Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(e)	* Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(i)(f)	* Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
3(i)(g) 42	Amendment to the Amended and Restated Articles of Incorporation.
3(ii)(a)	* Bylaws of Providence (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(ii)(b)	* Amended and Restated Bylaws of Providence (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006).
10(i)	* Joint Venture Agreement between Providence Exploration and Harding Company, dated October 1, 2005 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
10(ii)	* Extension of the Term of Series “A” Convertible Debenture Certificate with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005).
10(iii)

*               Extension of the Term of Series “A” Convertible Debenture Certificate with Global Convertible Megatrend Ltd. (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005).

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

10(xi)	* Exploration and development agreement with Miller Energy, LLC and certain of its affiliates dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).
10(xii)	* Secured Revolving Convertible Promissory Note with Miller Energy, LLC dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).
14	* Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the Commission on November 17, 2004).
31	42 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	43 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to prior filings with the Securities and Exchange Commission.