Form 10QSB
period 2007-09-30
PROVIDENCE RESOURCES INC
filed 2007-11-16
CIK 1112064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-30377

PROVIDENCE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	06-1538201 (IRS Employer Identification Number)

5300 Bee Caves Rd, Bldg 1 Suite 240, Austin, Texas, 78746
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

Yes☐              No☑

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of November 15, 2007 was 57,289,102.

PART I

ITEM 1.     FINANCIAL STATEMENTS

As used herein the terms “Company, ” “we, ” “our ”, and “us ” refer to Providence Resources, Inc. (formerly “Healthbridge, Inc.”), a Texas corporation and our subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,158,885	$1,540,145
Note receivable	430,000	-
Drilling rig inventory	-	724,515
Prepaid expenses	86	98
Total current assets	1,588,971	2,264,758

PROPERTY AND EQUIPMENT (Note 3) :
Oil and gas leases – undeveloped	31,099,253	26,266,981
Oil and gas pipeline (construction in progress)	1,509,734	1,170,173
Equipment, net of amortization	40,560	45,810
Total property and equipment	32,649,547	27,482,964

OTHER ASSETS:
Loan origination fees, net of amortization of $36,801	26,749	45,799
Deposits	1,300	2,266
Total other assets	28,049	48,065

Total assets	$34,266,567	$29,795,787

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$150,376	$953,803
Accrued expenses	492,210	153,909
Related party payables	38,000	75,000
Short-term note payable (Note 4)	500,000	-
Short-term convertible promissory notes (Note 5)	501,483	-
Current portion of long-term notes payable (Note 7)	773,925	454,099
Total current liabilities	2,455,994	1,636,811

CONVERTIBLE DEBENTURES (Note 8)	3,320,000	3,570,000
LONG-TERM CONVERTIBLE PROMISSORY NOTES (Note 6)	270,833	-
LONG-TERM NOTES PAYABLE (Note 7)	200,000	319,826
Total liabilities	6,246,827	5,526,637

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY	150,973	117,017

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
57,289,102 and 51,855,539 shares issued and outstanding, respectively	5,729	5,185
Additional paid-in capital	45,754,928	40,047,072
Accumulated other comprehensive income	14,514	14,560
Deficit accumulated during the development stage	(17,906,404)	(15,914,684)

Total stockholder's equity	27,868,767	24,152,133

Total liabilities and stockholders' equity	$34,266,567	$29,795,787

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME Three and nine months ended September 30, 2007 and 2006 and Cumulative Amounts
					Inception on
					February 17, 1993
	Three months ended September 30,		Nine months ended September 30,		through
	2007	2006	2007	2006	September 30, 2007

Sales	$-	$-	$-	$-	$350
Cost of Sales	-	-	-	-	25,427
Gross profit	-	-	-	-	25,777

General and administrative expenses	(175,956)	(293,572)	(688,964)	(913,144)	(8,144,388)
Loss from operations	(175,956)	(293,572)	(688,964)	(913,144)	(8,118,611)

Other income (expense):
Minority interest	-	-	-	-	19,898
Interest expense	(658,634)	(878,345)	(1,007,361)	(2,155,712)	(6,451,001)
Compensation expense	-	-	(162,444)	-	(162,444)
Interest income	8,702	196,412	24,064	387,792	472,548
Loss on disposal of assets	(157,015)	-	(157,015)	-	(157,015)
Loss before provision for income taxes
and discontinued operations	(982,903)	(975,505)	(1,991,720)	(2,681,064)	(14,396,625)

Provision for income taxes	-	-	-	-	-
Loss before discontinued operations	(982,903)	(975,505)	(1,991,720)	(2,681,064)	(14,396,625)

Gain (loss) from discontinued operations, net of tax	-	-	-	-	(3,407,279)
Net loss before cumulative effect of accounting change	(982,903)	(975,505)	(1,991,720)	(2,681,064)	(17,803,904)

Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)

Net loss	(982,903)	(975,505)	(1,991,720)	(2,681,064)	(17,906,404)

Loss per share from continuing operations - basic and diluted	$ (0.02)	$ (0.04)	$ (0.04)	$ (0.13)
Net Loss per common share - basic and diluted	$ (0.02)	$ (0.04)	$ (0.04)	$ (0.13)

Weighted average common shares - basic and diluted	57,244,500	27,547,600	53,897,700	20,545,100

Other comprehensive income
Foreign currency translation adjustment	(33)	(655)	(46)	99	14,514

Net comprehensive income (loss)	$(982,936)	$(976,160)	$(1,991,766)	$(2,680,965)	$(17,891,890)

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Nine months ended September 30, 2007 and 2006 and Cumulative Amounts
			Inception on
			February 17, 1993
	Nine months ended September 30,		through
	2007	2006	September 30, 2007
Cash flows from operating activities:
Net loss	$(1,991,720)	$(2,681,064)	$(17,906,404)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	262,500	2,516,458	622,500
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	12,356	-	238,903
Additional value of shares issued for debt and services conversion	162,444	-	3,161,975
Amortization of conversion rights on debt	626,917	-	626,917
Depreciation and amortization	24,300	1,019	189,320
Minority interest	-	-	(19,898)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
(Increase) decrease in:
Accounts receivable and prepaid expenses	(930,615)	(285,702)	(820,097)
Inventory	294,515	-	294,515
Accounts payable	128,165	(95,288)	1,678,992
Accrued expenses	338,301	74,103	548,720
Related party payables	(37,000)	43,500	138,312

Net cash used in operating activities	(1,109,837)	(426,974)	(5,268,292)

Cash flows from investing activities:
Advances to Providence Exploration prior to acquisition	-	(5,811,761)	(8,886,761)
Cash of Providence Exploration on acquisition date	-	73,271	73,271
Acquistion of intangible assets	-	-	(150,398)
Acquistion of property and equipment	(5,171,833)	-	(7,820,093)
Issuance of notes receivable	-	-	(616)

Net cash used in investing activities	(5,171,833)	(5,738,490)	(16,784,597)

Cash flows from financing activities:
Proceeds from notes payable	700,000	-	1,392,999
Proceeds from convertible promissory notes payable	5,000,000	-	5,000,000
Issuance of common stock	166,500	8,021,952	13,277,779
Commissions paid to raise convertible debentures	-	(75,000)	(41,673)
Minority investment in subsidiary	33,956	-	170,871
Proceeds from (payments for) convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)

Net cash provided by financing activities	5,900,456	7,946,952	23,197,260

Change in accumulated other comprehensive income	(46)	99	14,514

Net increase (decrease) in cash	(381,260)	1,781,587	1,158,885

Cash, beginning of period	1,540,145	2,035,438	-

Cash, end of period	$1,158,885	$3,817,025	$1,158,885

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

September 30, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Organization (continued)

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

Oil and Gas Leases Not Subject to Amortization

Oil and gas lease costs are recorded at cost and consist of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. These leases are undeveloped at September 30, 2007, and accordingly no depletion is included in the accompanying consolidated financial statements.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Oil and Gas Leases Not Subject to Amortization (continued)

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. Prior to acquisition on September 29, 2006, Providence Exploration capitalized $3,278,647 in exploration costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. As of September 30, 2007, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of September 30, 2007.

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At September 30, 2007, the Company had $1,158,885 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Revenue Recognition

The Company did not have revenues in the nine months ended September 30, 2007. Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground.

Stock-Based Compensation

At September 30, 2007, the Company has stock-based employee compensation plans, which are described in greater detail in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.”

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123 (R), the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Nine months ended September 30,
2007	2006
Net loss as reported	$ (1,991,720)	$ (2,681,064)

Deduct:

Total stock-based employee compensation expense

determined under fair value based method for all

awards, net of related tax effects	-	-

Net loss pro forma	$ (1,991,720))	$ (2,681,064)

Loss per share – basic and diluted:

As reported	$ (.04)	$ (.13)
Pro forma	$ (.04)	$ (.13)

Earnings Per Share

The numerator for the earnings per share calculation is the net loss for the period. The denominator is the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 7,303,650 stock equivalents of warrants at September 30, 2007 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Earnings Per Share computation for Continuing operations:

Nine months ended September 30,
2007	2006

Numerator – (loss from continuing operations)	$(1,991,720)	$(2,681,064)
Denominator – weighted average
number of shares outstanding	53,897,700	20,545,100

Loss per share	$(0.04)	$(0.13)

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Earnings Per Share computation from Discontinued Operations:

Nine months ended September 30,
2007	2006

Numerator – (loss from discontinued operations) $	Nil	$	Nil
Denominator – weighted average
number of shares outstanding	53,897,700	20,545,100

Loss per share-discontinued operations	$(0.00)	$(0.00)

Earnings Per Share computation for Net Income:

Nine months ended September 30,
2007	2006

Numerator – (Net Loss)	$(1,991,720)	$(2,681,064)
Denominator – weighted average
number of shares outstanding	53,897,700	20,545,100

Loss per share	$(0.04)	$(0.13)

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 2 — Going Concern

As of September 30, 2007, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses of $17,906,404 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $24,300 and $1,019 respectively.

Note 4 – Short-term Note Payable

Note Payable - Global Convertible Megatrend LTD, unsecured, principal payable in full on February 23, 2008, interest at 10% payable at the end of each fiscal quarter, interest convertible to common shares at $0.35 per share.	$500,000

For the nine months ended September 30, 2007, the Company recorded $30,000 as interest and financing expense relating to a short-term note payable. Accrued interest as at September 30, 2007 for the outstanding short-term note payable totaled $30,000.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 5 – Short-term Convertible Promissory Notes

In 2007, the Company issued a secured convertible promissory note with a total face value of $1,000,000 in exchange for a cash advance of the same amount. The principal and interest are due in full on the maturity date of the note. The notes are secured by:

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

For the nine months ended September 30, 2007, the Company recorded $41,918 as interest and financing expense relating to short-term convertible promissory notes. Accrued interest as at September 30, 2007 for the outstanding short-term convertible promissory notes totaled $41,918.

The fair value of the conversion option on the short-term promissory note of $854,600 as calculated using the Black-Scholes model was recorded as a discount on the face value of the note. This amount will be amortized using the straight-line method over the term of the note. For the first nine months of 2007, the Company recorded $356,083 as interest expense due to amortization of the discount.

The following assumptions were used for the Black-Scholes valuation of the conversion option:

Risk-free interest rate	4.88%
Expected life of option	1.0 years
Annualized volatility	81%
Dividend rate	0.00%

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 6 – Long-term Convertible Promissory Notes

In 2007, the Company issued secured convertible promissory notes with a total face value of $4,000,000 in exchange for a cash advance of the same amount. The principal and interest are due in full three years after the issue date of the note. The notes are secured by:

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

For the nine months ended September 30, 2007, the Company recorded $76,027 as interest and financing expense relating to long-term convertible promissory notes. Accrued interest as at September 30, 2007 for the outstanding long-term convertible promissory notes totaled $76,027.

The fair value of the conversion option on the long-term promissory notes of $4,000,000 as calculated using the Black-Scholes model was recorded as a discount on the face value of the note. This amount will be amortized using the straight-line method over the term of the note. For the first nine months of 2007, the Company recorded $270,833 as interest expense due to amortization of the discount.

The following assumptions were used for the Black-Scholes valuation of the conversion option:

Risk-free interest rate	4.96%
Expected life of option	3.0 years
Annualized volatility	93%
Dividend rate	0.00%

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 7 – Long-term Notes Payable

Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $25,119 through July 31, 2008, including interest at 12%.	$156,515

Note Payable - Global Convertible Megatrend LTD., secured by drilling equipment, payable in quarterly installments of $50,238 through July 31, 2008, including interest at 12%.	352,608

Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $37,722 through September 25, 2008, including interest at 12%.	264,802
Note Payable – Bluemont Investment Ltd, payable in full by August 8, 2010, including interest at 10%.	200,000
Total	973,925
Less current portion	773,925

Long-term notes payable	$ 200,000

For the nine months ended September 30, 2007, the Company recorded $71,322 as interest and financing expense relating to long-term notes payable. Accrued interest as at September 30, 2007 for the outstanding long-term notes payable totaled $71,322.

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

September 30, 2007 and 2006

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

September 30, 2007 and 2006

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

For the nine months ended September 30, 2007, the Company recorded $186,179 as interest and financing expense relating to convertible debentures. Accrued interest as at September 30, 2007 for all outstanding debentures totaled $243,738.

The total value of the principal of the seven convertible debentures outstanding as of September 30, 2007 was $3,320,000. Repayment of this principle is due according to the following schedule:

Year	Principal Repayment
2007	-

2008   -2009-2010$ 3,320,000

Note 9 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2007 and 2006, the Company recognized consulting expense of $67,500 and $46,500 respectively. In 2007, the Company also recognized compensation expense of $22,500 which relates to shares issued to convert an outstanding balance due to Mr. Mueller. In 2007, the Company issued 750,000 shares for $112,500 of consulting fees owed to Mr. Mueller. The Company recorded compensation expense of $22,500 to reflect the value of the shares issued upon conversion of the book amount. The balance of $30,000 was due to Mr. Mueller at September 30, 2007.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 9 — Related Party Transactions (continued)

The Company has entered into an agreement with Nora Coccaro, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2007 and 2006, the Company recognized consulting expense of $85,500 and $406,500 respectively. Of the 2007 charge, $16,000 relates to the deemed value of 100,000 shares of common stock issued to Ms. Coccaro. Of the 2006 charge, $360,000 relates to the deemed value of 300,000 shares of common stock.

Note 10 — Stockholders’ Equity Transactions

During the nine months ended September 30, 2007, the Company issued 1,450,000 shares of common stock valued at $285,000 for consulting and legal services.

During the nine months ended September 30, 2007, the principal amount of a $250,000 convertible debenture to Global Convertible Megatrend Ltd. and $12,357 of accrued interest were converted into shares of common stock at $0.10 per share. After applying a 10% bonus, the Company issued 2,873,563 shares of common stock to extinguish $287,356 of debt consisting of $250,000 of principal repayment and $37,356 in accrued interest and bonus. The Company recorded compensation expense of $139,944 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.

During the nine months ended September 30, 2007, the Company issued 1,110,000 shares of common stock at $0.15 per share for a total of $166,500.

During the nine months ended September 30, 2007, the Company recorded $4,854,600 of discount on promissory notes to value their conversion option as calculated using the Black-Scholes model.

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
$ 24,579,512

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 10 — Stockholders’ Equity Transactions (continued)

During the year ended December 31, 2006, the Company issued 2,004,778 shares of common stock valued at $2,071,214 for debt.

Note 11 — Minority Interest

Minority interest relates to the 10% interest in County Pipeline, LLC that is not held by the Company. This subsidiary was formed in October of 2006 with the purpose of constructing an oil and gas pipeline in Comanche County, Texas.

Note 12 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2007.

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 13 — Warrants (Continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Year Issued	Exercise Price	Number Shares Outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.30	348,000	4.00	348,000	$.30
2006	$1.00	6,684,960	2.50	6,684,960	$1.00
2006	$0.70	234,690	2.50	234,690	$.70

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	0		$0

Granted	348,000		$.30
Exercised	—		$—
Cancelled	(—)	$	(—)
Outstanding at December 31, 2005	348,000		$.30

Granted	6,919,650		$.99
Exercised	—		$—
Cancelled		$
Outstanding at December 31, 2006 and September 30, 2007	7,267,650		$.96

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

The contract commitment cost for the agreement with TRNCO Petroleum Corporation (see Note 14) is $4,553,787, payable in installments on or before August 1, 2007. The Company had paid $5,000,000 to TRNCO by September 30, 2007 to cover project overruns.

Note 17 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 18 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1. No stock options were granted in 2006 and 2005. No stock options were outstanding at September 30, 2007.

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 21 — Subsequent Events

Subsequent to the end of the quarter, the Company received $59,200 for subscriptions of common stock priced at $0.08 per share. The Company anticipates closing this financing in the immediate future.

End of Notes to Financial Statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

Supplemental Oil and Gas Information – FAS69 (continued)

Net Proved Reserves (1, 2)

	Natural Gas (millions of cubic feet)	Crude Oil and Natural Gas Liquids (thousands of barrels)
December 31, 2005	-	-
Purchase of reserves in place	-	-
Production	-	-
Adjustment for uneconomic wells	-	-
December 31, 2006 and September 30, 2007	-	-

Developed	-	-
Undeveloped	-	-
Total	-	-

(1)	Definitions:
a.	“Net” reserves are the remaining reserves of the Company, after deduction of estimated royalties and including royalty interests.
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

September 30, 2007 and 2006

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

September 30, 2007 and 2006

Supplemental Oil and Gas Information – FAS69 (continued)

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The Company has no proved reserves and no oil and gas production and therefore has not presented the Standardized Measure of Discounted Future Net Cash Flows or operating results.

Capitalized Costs

September 30, 2007	United States
Proved oil and gas properties	$ -
Unproved oil and gas properties	31,099,253
Total capital costs	31,099,253
Accumulated depletion	(-)
Net capitalized costs	$ 31,099,253

Costs Incurred

United States
Nine months ended September 30, 2007
Acquisitions:
Proved reserves	$ -
Unproved reserves	-
Total acquisitions	-
Exploration costs	4,832,272
Development costs	-
Asset retirement obligations	-
Total costs incurred	$ 4,832,272

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management's Plan of Operation that discusses our financial condition and results of operations and other parts of this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

General

The Company was incorporated under the laws of the State of Texas on February 17, 1993, as “GFB Alliance Services, Inc.” We have since undergone several name changes and on September 29, 2006, adopted the name “Providence Resources, Inc.” The Company is involved in the exploration and development of oil and gas in Hamilton, Comanche and Val Verde Counties, Texas.

Plan of Operation

Over the next twelve months the Company intends to:

•	seismically explore for gas prospects within the Val Verde leases;
•	initiate drilling on the Val Verde leases to include multiple deep drilling targets for natural gas production; and
•	evaluate the prospect of further development of acreage that remains under lease in Comanche and Hamilton County.

Seismic Exploration – Val Verde County Leases

On March 27, 2007 the Company engaged TRNCO Petroleum Corporation to implement an I/O System Two recording system in combination with the latest generation of state-of-the-art acquisition and processing parameters to obtain high quality 3D seismic data from the Val Verde County leases. The data is intended to illuminate deep gas targets at depths ranging from 14,000 to 16,000 feet in the Ellenberger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs which underlie our 12,832 acres of leasehold interests over 57 square miles in Val Verde County, Texas. TRNCO is supervising the acquisition, processing, licensing and interpretation of all seismic data while Dawson Geophysical Company is responsible for obtaining the actual 3D seismic data of which approximately 60% has been obtained as of the date of this report. The anticipated final processing of seismic data is expected by the middle of January 2008. Interpretative work to identify and prioritize initial drilling locations will be completed in the first quarter of 2008.

Drilling – Val Verde Leases

On June 29, 2007, the Company entered into an exploration and development agreement with Miller Energy, LLC and certain of its affiliates (“Miller”) providing for the further exploration and development of the Company’s oil and gas leasehold interests in Val Verde County, Texas (“Agreement”).

The Agreement includes the following provisions:

▪	Miller will undertake all activities necessary to test and develop the Company’s oil and gas leasehold interests in Val Verde County; and
▪	Miller will fund up to $10,000,000 of drilling costs in Val Verde County through a series of convertible debentures; and
▪	Miller will acquire a 10% working interest in the Company’s Val Verde County oil and gas leasehold interests; and
▪	The Company will appoint a new chief executive officer affiliated with Miller; and
▪	The Company will appoint two additional members to the board of directors both of whom are affiliated with Miller.

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

Results of Operations

During the nine month period ended September 30, 2007, the Company was involved in (i) seismic exploration activities on the Val Verde County leases with TRNCO, (ii) raising additional capital by way of loans to fund the exploration, and development of those properties under lease (iii) evaluating the performance and results of drilling activities on the Comanche and Hamilton County leases and (iv) engaging Miller Energy, LLC. as a partner in the development of the Val Verde County leases.

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

Net Losses

For the period from inception until September 30, 2007, the Company incurred a net loss of $17,906,404. Net losses for the three month period ended September 30, 2007 were $982,903 as compared to $975,505 for the three months ended September 30, 2006. Net losses for the nine month period ended September 30, 2007 were $1,991,720 as compared to $2,681,064 for the nine months ended September 30, 2006. The increase in net losses over the comparative three month periods can be primarily attributed to a loss associated with the disposal of equipment. The decrease in net losses over the comparative nine month periods can be primarily attributed to a decrease in general and administrative expenses and a decrease in interest expenses. We did not generate any revenues during this period.

We will continue to operate at a loss through fiscal 2007 due to the nature of the Company’s oil and gas exploration and development operations and cannot determine whether we will ever generate revenues from operations.

Expenses

General and administrative expenses for the three month period ended September 30, 2007 were $175,956 as compared to $293,572 for the three months ended September 30, 2006. General and administrative expenses for the nine month period ended September 30, 2007 were $688,964 as compared to $913,144 for the nine months ended September 30, 2006. The decrease in general and administrative expenses over the comparative three and nine month periods can be primarily attributed to decreases in legal, consulting, and accounting costs. We expect that general and administrative expenses will continue to decrease in future periods.

Interest expenses for the three month period ended September 30, 2007 were $658,634 as compared to $878,345 for the three months ended September 30, 2006. Interest expenses for the nine month period ended September 30, 2007 were $1,007,361 as compared to $2,155,712 for the nine months ended September 30, 2006. Interest expenses over the comparative three and nine month periods can be attributed to the debt financing involving notes payable and convertible debentures.

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $24,300 and $1,019 respectively.

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to September 30, 2007, except those costs of unproved properties acquired with Providence Exploration, pipeline construction, and related exploration costs.

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

Liquidity and Capital Resources

The Company had current assets of $1,588,971 and total assets of $34,266,567 as of September 30, 2007. These assets include cash on hand of $1,158,885 and undeveloped oil and gas leases of $31,099,253. Stockholders equity in the Company was $27,868,767 at September 30, 2007.

Cash flows used in operating activities were $1,109,837 for the nine month period ended September 30, 2007, compared to cash flows used in operating activities of $426,974 for the nine month period ended September 30, 2006. The cash flows used in operating activities during the current period is due primarily to net losses and increases in accounts receivable and prepaid expenses.

Cash flows used in investing activities were $5,171,833 for the nine month period ended September 30, 2007, compared to $5,738,490 for the nine month period ended September 30, 2006. Cash flows used in investing activities during the current period was due to the acquisition of property and equipment in connection with the Val Verde County leases.

Cash flows from financing activities were $5,900,456 for the nine month period ended September 30, 2007, compared to $7,946,952 for the nine month period ended September 30, 2006. Cash flows from financing activities during the current period consisted of proceeds from convertible promissory notes of $5,000,000, proceeds from notes payable, the sale of common stock and our minority interest in a subsidiary.

We had a working capital deficit of $867,023 as of September 30, 2007, and have funded our cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. We do not believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve (12) months though we do intend to rely on the terms and conditions of our funding agreement with Miller Energy LLC to finance a prospective drilling program on the Val Verde leases next year. However, no assurances can be given that additional funding, as needed to explore and develop our lease interests will be available to us on acceptable terms or at all. Our inability to obtain funding, as necessary, would have a material adverse affect on our business.

The Company has no current plans for the purchase or sale of any plant or equipment. We have no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity‘s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity‘s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FSAB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company has filed income tax returns in the U.S. federal jurisdiction and in certain states. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002. The Company adopted the provisions of FIN 48 on January 1, 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

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

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $15,914,684 at December 31, 2006 that increased to $17,906,404 as of September 30, 2007. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Should the Company fail to produce oil and gas revenue we may continue to operate at a loss and may never be profitable.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $15,914,684 as of December 31, 2006, which increased to $17,906,404 at September 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 42 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of November 2007.

Providence Resources, Inc.

/s/ Gilbert Burciaga

Gilbert Burciaga

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)(a)	* Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(b)(c)	* Amendment to Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(d)	* Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(e)	* Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(i)(f)	* Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
3(i)(g)	*	Amendment to the Amended and Restated Articles of Incorporation.
3(ii)(a)	* Bylaws of Providence (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(ii)(b)	* Amended and Restated Bylaws of Providence (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006).
10(i)	* Joint Venture Agreement between Providence Exploration and Harding Company, dated October 1, 2005 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
10(ii)	* Extension of the Term of Series “A” Convertible Debenture Certificate with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005).
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

10(xi)	* Exploration and development agreement with Miller Energy, LLC and certain of its affiliates dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).
10(xii)	* Secured Revolving Convertible Promissory Note with Miller Energy, LLC dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).
14	* Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the Commission on November 17, 2004).
31	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to prior filings with the Securities and Exchange Commission.