Form 10-K
period 2007-12-31
PROVIDENCE RESOURCES INC
filed 2008-04-07
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑             Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-30377

PROVIDENCE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	06-1538201 (I.R.S. Employer Identification No.)

5300 Bee Caves Rd, Bldg 1 Suite 240, Austin, Texas, 78746

(Address of principal executive offices) (Zip Code)

(512) 970-2888

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (49,653,214 shares) was approximately $11,916,771 based on the average closing bid and asked prices ($0.24) for the common stock on March 31, 2008.

At April 1, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “us,” and “our,” refer to Providence Resources, Inc., a Texas corporation, and our subsidiaries. All references herein to “Providence Exploration” refer to Providence Exploration, LLC, our wholly owned subsidiary, and its subsidiary PDX Drilling I, LLC.

Corporate History

The Company was incorporated under the laws of the State of Texas on February 17, 1993, as “GFB Alliance Services, Inc.” We have since undergone several name changes and on May 13, 1999, pursuant to an amendment to our articles of incorporation, adopted the name “Healthbridge, Inc.” During early 2002 we acquired exclusive ownership and intellectual property rights for a medical waste disposal technology. Prior to year end 2005 we decided to discontinue all operations due to our inability to successfully commercialize this technology.

The Company decided to enter into the oil and gas business in November of 2005. We executed a secured promissory note with Providence Exploration dated December 1, 2005, to loan up to $5,000,000 to fund its oil and gas exploration, development activities and lease purchases. On April 10, 2006, we executed a Securities Exchange Agreement with Providence Exploration and the membership unit holders of Providence Exploration and concurrently entered into a Note Exchange Agreement with the holders of certain of Providence Exploration’s promissory notes, which agreements resulted in the acquisition of Providence Exploration as a wholly owned subsidiary on September 29, 2006, at which time we changed our name to “Providence Resources, Inc.”

The Company’s principal place of business is located at 5300 Bee Caves Rd, Bldg 1 Suite 240, Austin, Texas, 78746, and our telephone number is (512) 970-2888.

The Company’s registered statutory office is located at 408 West 17th Street, Ste. 101, Austin, Texas 78701.

The Company

The Company is involved in oil and gas exploration in Val Verde, Comanche, and Hamilton Counties, Texas.

Oil and Gas Exploration in Val Verde County

On March 30, 2006, the Company closed an Agreement for Purchase and Sale with Global Mineral Solutions, L.P., to purchase approximately 12,832 acres of oil and gas leases located in Val Verde County, Texas, in exchange for $3,849,600.

The Company’s interests in Val Verde County include multiple oil and gas target zones within a large structure delineated by prior seismic and drilling in the area. The leases lie along a trend that has produced from multiple large gas fields, including the Gomez field, which has produced 10.6 trillion cubic feet to date, the Brown Bassett, which has produced 1.6 trillion cubic feet to date, and the JM Field, which has produced 650 billion cubic feet to date.

Seismic Exploration – Val Verde County Leases

On March 27, 2007 the Company engaged TRNCO Petroleum Corporation (“TRNCO”) to implement an I/O two recording system in combination with the latest state-of-the-art acquisition and processing parameters to obtain high quality 3D seismic data from the Val Verde County leases. The data collected is intended to illuminate deep gas targets at depths ranging from 14,000 to 16,000 feet in the Ellenberger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs which underlie our leasehold interests over 57 square miles. TRNCO was responsible for supervising the acquisition, processing, licensing and interpretation of the seismic data while Dawson Geophysical Company (“Dawson”) was engaged to obtain the actual 3D seismic data.

Dawson went to work on the property obtaining seismic data at a rate of 1 square mile a day delivering data on a weekly basis. Demux and geometry work was performed on accumulated data as it was received Actual data acquisition was completed by the end of November. The Company engaged Fairfield Industries Incorporated (“FairField”) to process and interpret the Val Verde seismic data. Fairfield is well known worldwide for developing and operating sophisticated software and hardware configurations to process data that creates accurate images of the Earth’s subsurface for geologic interpretation. High-performance networking that utilizes workstation cluster technology empowers Fairfield with supercomputing capabilities that generate superior algorithms with the best available noise reduction, multiple removal, pre-stack time, depth imaging, and multi-component seismic processing. Superior hardware and software capabilities, coupled with international experience in marine streamer, shallow water, transition zone, and high land seismic data analysis and processing enable Fairfield to provide geophysical services in a timely and cost-effective manner.

The Company also engaged Mr. Sam Ting as a consultant to provide additional processing experience to the work of Fairfield and TRNCO to ensure high quality results. Mr. Ting is a dedicated geophysicist with over 25 years experience that includes exploration seismic projects in the Delaware, Midland, and Val Verde Basins in Texas. Since early 2005, Mr. Ting has provided geophysical services as a private consultant. Between April 2000 and February 2005, Mr. Ting was the founder and president of Geo-Experts, Inc., a geo-science consulting company of more than 40 consultants that provided expertise associated with exploration and production projects worldwide. Prior to founding Geo-Experts, Mr. Ting was with Mobil Research and Development for 20 years with his last 9 years of service as senior geophysical advisor responsible for providing technical evaluations and assistance for Mobil's worldwide geophysical applications.

Meanwhile, the Company’s management and consultants are reviewing general geological and reservoir attributes in order to optimize seismic processing for mapping fractured reservoirs. The ultimate seismic challenge facing the Company is to map the most productive pays from Ellenberger to Strawn represented by compartmentalized and hydro-thermally fractured dolomitic reservoirs.

The anticipated final processing of seismic data by our team of dedicated professionals is expected by the middle of April 2008. Interpretative work to identify and prioritize initial drilling locations will be determined shortly thereafter. Initial drilling on the leases is anticipated within the third quarter of 2008. In the event that we do not begin drilling by early 2009 the Val Verde County leases will begin to expire.

Drilling – Val Verde Leases

On June 29, 2007, the Company entered into an exploration and development agreement (“Agreement”) with Miller Energy, LLC and certain of its affiliates (“Miller”) providing for the further exploration and development of the Company’s oil and gas leasehold interests in Val Verde County, Texas. Miller, and its affiliates, is a group of privately owned oil and gas companies, based in Lafayette, Louisiana. Miller’s business operations include oil and gas interests within the Barnett Shale, in the vicinity of Fort Worth, Texas.

The Agreement includes the following provisions:

•	Miller will undertake all activities necessary to test and develop the Company’s oil and gas leasehold interests in Val Verde County;
•	Miller will fund up to $10,000,000 of drilling costs in Val Verde County through a series of convertible debentures; and
•	Miller will acquire a 10% working interest in the Company’s Val Verde County oil and gas leasehold interests.

The Company is now actively working with Miller in anticipation of the final interpretation and processing of seismic data that is expected to indicate prospective drill targets.

Oil and Gas Exploration in Comanche and Hamilton Counties

On October 1, 2005, Providence Exploration purchased interests in approximately 6,272 acres of oil and gas leases located in Comanche and Hamilton Counties, Texas from Harding Company. Seismic work was completed on the leases and initial drill targets identified. An oil and gas pipeline infrastructure was also completed in Southeast Comanche County by Comanche County Pipeline, LLC, a partnership owned 90% by the Company and 10% by Harding Company and others. Harding Company drilled four wells, Marrs #1, Steward #1H, Nowell #1 and Patton #2H on the Company’s Comanche County leases. None of the wells indicated commercial quantities of gas that could be produced on an economic basis and were abandoned. We now retain approximately 3,000 acres of the original acreage leased in Comanche and Hamilton County as several of the leases have expired due to non-production. No additional wells are anticipated for these leases until such time as further evaluation of existing work is completed.

Competition

The oil and gas business in Texas is highly competitive. We compete with over 1,000 independent companies, many with greater financial resources and larger staff than we have available. Texas hosts approximately 40 significant independent operators including Marathon Oil, Houston Exploration Company and Newfield Exploration Company in addition to over 950 smaller operations with no single producer dominating the area. Major operators such as Exxon, Shell Oil, ConocoPhillips, Mobil and others that are considered major players in the oil and gas industry retain significant interests in Texas. We believe that we can successfully compete against the independent companies by focusing our efforts on the efficient development of our leases.

Marketability

The products to be sold by us, oil and natural gas, are commodities purchased by many distribution and retail companies. Crude oil can be sold whenever it is produced subject to transportation cost. Natural gas requires transportation from point of production to the purchaser by pipeline. The Company does not produce oil or gas products for market at this time.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, or labor contract, except the leases we have acquired for oil, gas and mineral interests do provide for the payment of royalties in the event production is realized.

Governmental and Environmental Regulation

The Company’s oil and gas exploration, including future production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry adds to our cost of doing business and affects our profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, we are unable to accurately predict the future cost or impact of complying with such laws.

The Company’s oil and gas exploration and future production operations are and will be affected by state and federal regulation of gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of properties, the regulation of spacing, plugging and abandonment of wells, and limitations establishing maximum rates of production from wells. Texas regulations do provide certain limitations with respect to our operations.

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that we will be required to expend amounts relating to future oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, we are unable to accurately predict the ultimate cost of such compliance for 2008.

The Company is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from our operations.

The following environmental laws and regulatory programs appear to be the most significant to our operations in 2008:

Clean Water and Oil Pollution Regulatory Programs — The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills may occur from time to time during the normal course of our future production operations. We will maintain spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters.

Clean Air Regulatory Programs — Our operations are subject to the federal Clean Air Act (“CAA”), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. Providence Exploration currently obtains construction and operating permits for our compressor engines; we are not presently aware of any potential adverse claims in this regard.

Waste Disposal Regulatory Programs — Our operations will generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during our drilling and production operations, may in the future be reclassified as “hazardous wastes”. Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) —

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. The Company is not presently aware of any potential adverse claims in this regard.

Texas Railroad Commission — The State of Texas has promulgated certain legislative rules pertaining to exploration, development and production of oil and gas that are administered by the Texas Railroad Commission. The rules govern permitting for new drilling, inspection of wells, fiscal responsibility of operators, bonding wells, the disposal of solid waste, water discharge, spill prevention, liquid injection, waste disposal wells, schedules that determine the procedures for plugging and abandonment of wells, reclamation, annual reports and compliance with state and federal environmental protection laws. We believe that we will function in compliance with these rules.

We believe that all of our operations are in substantial compliance with current applicable federal, state and local environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect our financial position, cash flows or results of operations. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past non-compliance with environmental laws or regulations will not be discovered.

Employees

The Company currently has 2 employees. We also use an independent operator and contractors to assist us in managing our interests in oil and gas properties. Management also uses consultants, attorneys, and accountants as necessary to assist in the development of our business.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

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

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses and an accumulated deficit of $38,118,959 at December 31, 2007. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Should the Company fail to produce oil and gas revenue we may continue to operate at a loss and may never be profitable.

The Company has a limited operating history as an oil and gas exploration company.

The Company acquired Providence Exploration on September 29, 2006, which company first began oil and gas exploration operations during the fourth quarter of 2005. As such, our limited operating history in the oil and gas exploration sector provides an inadequate track record from which to base future projections of success.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended December 31, 2007 and December 31, 2006 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses, an accumulated deficit of $38,118,959 as of December 31, 2007, and revenue generating activities that were insufficient to sustain operations. Unless we are able to cure this pattern of reoccurring losses and insufficient revenue, our ability to continue as a going concern will be in jeopardy.

The Company cannot represent that it will be successful in continuing operations.

The Company has not, to date, generated sufficient revenue from operations to cover expenses and may not generate sufficient revenue over the next twelve months to ensure continued oil and gas development operations. Should the Company be unable to realize sufficient revenue over that time period, it will be forced to raise additional capital to remain in operation. Except for our Agreement with Miller Energy, we have no commitments for the provision of additional capital and can offer no assurance that such capital will be available as necessary to continue operations.

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

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. Wells which we drill may not be productive, and, thus, we may not be able to recover all or any portion of our investment in such wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. The seismic data and other technologies which we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can reduce the feasibility of a project to produce a profit. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

•	unexpected drilling conditions;
•	title problems;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse weather conditions;

•	compliance with environmental and other governmental requirements; and
•	cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

•	encountering well blowouts;
•	cratering and explosions;
•	pipe failure;
•	fires;
•	formations with abnormal pressures resulting in uncontrollable flows of oil and natural gas;
•	brine or well fluids; and
•	release of contaminants into the environment and other environmental hazards and risks.

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

The results of the Company’s operations depend on the exploration and operational efforts of Miller Energy, LLC, Harding Company, TRNCO Petroleum Corporation, Dawson Geophysical, Fairfield Industries, and certain consultants, all of whom are third parties.

Exploration and operational efforts through seismic exploration, drilling and operation in Comanche and Hamilton Counties have been provided by Harding Company, exploration efforts through seismic exploration, processing and interpretation in Val Verde County have been provided by TRNCO, Dawson, Fairfield, Sam Ting and Bill Purves, while drilling on the Val Verde County leases will prospectively be conducted by Miller Energy. Despite being leaders in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede our own prospect of success.

Oil and natural gas prices are volatile, and any substantial decrease in prices could cause the Company to continue to operate at a loss in the event that we are successful in producing oil and gas.

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties will depend primarily upon the prices we receive for production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Our cash flow from operations will be highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand;
•	the domestic supply;
•	domestic governmental regulations and taxes;
•	the price and availability of alternative fuel sources;
•	weather conditions; and
•	market uncertainty.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce future revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could cause us to continue to operate at a loss. Should the oil and natural gas industry experience significant price declines, we may continue to operate at a loss even if we produce oil or gas.

Risks Related to the Company’s Stock

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

The Company does not pay cash dividends.

The Company does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

We incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s shareholders may face significant restrictions on their stock.

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

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Oil and Gas Properties

The Company has approximately 12,832 acres of oil and gas leases located in Val Verde County, Texas and approximately 3,000 acres of oil and gas leases in Comanche and Hamilton County.

Drilling Activity

In the last three fiscal years, the Company has drilled no productive wells. In 2006 and 2007 we drilled 4 exploratory wells on our leases in Comanche County which failed to produce economically recoverably quantities of oil or gas.

Present Activities

As of the date of this current report on Form 10-K, the Company is not in the process of drilling wells, installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

Delivery Commitments

The Company has not contracts to provide a fixed and determinable quantity of oil or gas.

Undeveloped Acreage

All acreage in which the Company maintains an interest is to be considered undeveloped acreage.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by production under the terms of a lease.

Oil and Gas Reserves

Oil and gas reserves for our properties have not been determined as of December 31, 2007.

Oil and Gas Titles

As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties.  Prior to the commencement of drilling, in most cases, and in any event where we are the operator, a title examination is conducted and significant defects remedied before proceeding with operations.  We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry.  The properties owned by us are subject to royalty, overriding royalty, and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements, and restrictions.  We do not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of our business.

Office and Warehouse Facilities

The Company currently maintains limited office space in Austin, Texas at 5300 Bee Caves Rd, Bldg 1 Suite 240, Austin Texas, 78746 for which we pay no rent. Our wholly owned subsidiary Providence Exploration maintained limited officer space at 100 Crescent Court, 7th Floor, Dallas, Texas, 75201 until December of 2007. Providence Exploration paid rent of $Nil for the year ended December 31, 2007 and $5,325 for the year ended December 31, 2006. Providence Exploration’s wholly owned subsidiary PDX Drilling I, LLC maintained warehouse space in Young County, Texas until December of 2006. PDX Drilling I, LLC paid rent of $9,600 for the year ended December 31, 2007 and $12,200 for the year ended December 31, 2006. We believe that our office space will be adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year	Quarter Ended	High	Low
2007	December 31	$0.23	$0.08
	September 30	$0.25	$0.14
	June 30	$0.33	$0.14
	March 31	$0.60	$0.32
2006	December 31	$1.00	$0.35
	September 30	$1.60	$0.70
	June 30	$2.50	$0.96
	March 31	$0.96	$0.48

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 1, 2008, there were 241 shareholders of record holding a total of 59,161,118 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 1, 2008, there were no shares issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of April 1, 2008, the Company has 7,267,650 outstanding. The Company has issued (i) 348,000 common share purchase warrants exercisable at $0.30 per share at any time until December 1, 2010, (ii) 6,684,960 common share purchase warrants exercisable at $1.00 per share at any time until July 25, 2009, (iii) 188,190 common share purchase warrants exercisable at $0.72 per share at any time until November 7, 2009, and (iv) 46,500 common share purchase warrants exercisable at $0.72 per share at any time until November 20, 2009.

Stock Options

As of April 1, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Debentures and Notes

The outstanding convertible debentures and notes issued by the Company are as follows:

During 2007, the Company issued secured eight convertible promissory notes in the aggregate amount of $5,000,000 with interest at 10% per annum. The principal and accrued interest on the notes may be converted into shares of the Company’s common stock at any time until three years from the date of issuance at a conversion price of $0.08. The notes were issued as follows: one note in the principal amount of $1,000,000 was issued on April 29, 2007, one note in the principal amount of $1,000,000 was issued on May 31, 2007, four notes with an aggregate value of $2,500,000 were issued on August 8, 2007, and two notes with an aggregate value of $500,000 were issued on August 15, 2007.

During 2005, the Company issued seven convertible debentures in the aggregate amount of $3,320,000 with interest at 7% per annum. The principal and accrued interest on the notes may be converted into shares of the Company’s common stock at any time until five years from the date of issuance at a conversion price of $0.35. The notes were issued on November 28, 2005.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Interwest Transfer, 1981 E. Murray-Holladay Road, Holladay, Utah, 84117-5164. Interwest’s phone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

During the year ended December 31, 2007, the Company was involved in (i) seismic exploration activities on the Val Verde County leases with TRNCO, (ii) raising additional capital by way of loans to fund the exploration, and development of those properties under lease (iii) evaluating the performance and results of drilling activities on the Comanche and Hamilton County leases, (iv) engaging Miller Energy, LLC. as a partner in the development of the Val Verde County leases, and (v) seismically exploring for gas prospects within the Val Verde leases.

Over the next twelve months the Company intends to:

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

Results of Operations

Net Losses

For the period from inception until December 31, 2007, the Company incurred a net loss of $38,118,959. Net losses for the year ended December 31, 2007 were $22,204,275 as compared to $6,761,584 for the year ended December 31, 2006. The increase in net losses over the comparative periods can be primarily attributed to a loss associated with impairment charges to our oil and gas leases and pipeline.

We did not generate any revenues during this period.

We will continue to operate at a loss through fiscal 2008 due to the nature of the Company’s oil and gas exploration and development operations and cannot determine whether we will ever generate revenues from operations.

Expenses

General and administrative expenses for the year ended December 31, 2007 were $1,120,602 as compared to $2,121,062 for the year ended December 31, 2006. The decrease in general and administrative expenses over the comparative periods can be primarily attributed to decreases in legal, consulting, and accounting costs. We expect that general and administrative expenses will remain relatively consistent in future periods.

Other expenses for the year ended December 31, 2007 included $21,083,673 in impairment charges associated with exploration activities in Comanche County as compared to other expenses of $4,666,299 for the year ended December 31, 2006. During the year ended December 31, 2007, management determined that the accounting values for our oil and gas leases and our oil and gas pipeline were too high in relation to the probability of recouping expenses attributed to the Comanche County exploration activities. This determination was made based our failure to discover commercial quantities of oil and gas on the Comanche County/Hamilton County leases and those expenses attributed to the construction of a pipeline to non-productive wells. Accordingly, we recorded impairment charges of $17,881,092 on the leases and $1,509,734 on the pipeline. Impairment charges were offset by a decrease in interest expense to $1,554,288 for the year ended December 31, 2007 from $5,102,503 for the year ended December 31, 2006.

Depreciation expenses for the years ended December 31, 2007 and 2006 was $9,911 and $9,544 respectively.

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

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to December 31, 2007, except those costs of unproved properties acquired with Providence Exploration, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company had current assets of $1,588,971 and total assets of $34,266,567 as of December 31, 2007. These assets include cash on hand of $1,158,885 and undeveloped oil and gas leases of $31,099,253. Stockholders equity in the Company was $27,868,767 at December 31, 2007.

Cash flows used in operating activities were $226,453 for the year ended December 31, 2007, compared to cash flows used in operating activities of $211,623 for the year ended December 31, 2006. The cash flows used in operating activities during the current period is due primarily to net losses.

Cash flows used in investing activities were $6,069,257 for the year ended December 31, 2007, compared to $8,379,886 for the year ended December 31, 2006. Cash flows used in investing activities focused on obtaining seismic data in connection with the Val Verde County leases.

Cash flows from financing activities were $5,936,700 for the year ended December 31, 2007, compared to $8,096,026 for the year ended December 31, 2006. Cash flows from financing activities during the current period consisted of proceeds from convertible promissory notes of $5,000,000, proceeds from notes payable, and the sale of common stock.

We had a working capital deficit of $2,247,566 as of December 31, 2007, and have funded our cash needs from inception through revenues and a series of debt and equity transactions, including several private placements. We do not believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve (12) months though we do intend to rely on the terms and conditions of our funding agreement with Miller Energy LLC to finance a prospective drilling program on the Val Verde leases. However, no assurances can be given that additional funding, as needed to explore and develop our lease interests will be available to us on acceptable terms or at all. Our inability to obtain funding, as necessary, would have a material adverse affect on our business.

The Company has no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $38,104,387 as of December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;
•	uncertainties related to oil and gas exploration and development;
•	our ability to generate revenues through oil and gas production to fund future operations;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	the volatility of the stock market; and
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-34.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss	F-5

Consolidated Statements of Cash Flows	F-11

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Providence Resources, Inc. and Subsidiaries

Vancouver, BC Canada

We have audited the accompanying balance sheet of Providence Resources, Inc. and Subsidiaries (A Development Stage Company) at December 31, 2007 and 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the cumulative period from February 17, 1993 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Resources, Inc. and Subsidiaries at December 31, 2007 and 2006 and the results of its operations and its cash flows for the year then ended and from February 17, 1993 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recorded significant losses from operations, and is dependent on financing to continue operations, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 25, 2008

PROVIDENCE RESOURCES, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$1,180,147	$1,540,145
Note receivable	350,000	-
Drilling rig inventory	-	724,515
Prepaid expenses	34,168	98
Total current assets	1,564,315	2,264,758

PROPERTY AND EQUIPMENT (Note 3) :
Oil and gas leases – undeveloped	14,115,585	26,266,981
Oil and gas pipeline (construction in progress)	-	1,170,173
Equipment, net of amortization	-	45,810
Total property and equipment	14,115,585	27,482,964

OTHER ASSETS:
Loan origination fees, net of amortization of $55,851	20,399	45,799
Deposits	-	2,266
Total other assets	20,399	48,065

Total assets	$15,700,299	$29,795,787

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,082,222	$953,803
Accrued expenses	539,413	153,909
Related party payables	135,500	75,000
Short-term note payable (Note 4)	500,000	-
Short-term convertible promissory notes (Note 5)	780,821	-
Current portion of long-term notes payable (Note 7)	773,925	454,099
Total current liabilities	3,811,881	1,636,811

CONVERTIBLE DEBENTURES (Note 8)	3,320,000	3,570,000
LONG-TERM CONVERTIBLE PROMISSORY NOTES (Note 6)	1,075,695	-
LONG-TERM NOTES PAYABLE (Note 7)	200,000	319,826

Total liabilities	8,407,576	5,526,637

COMMITMENTS (Note 16)	-	-
MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY	150,973	117,017

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
59,161,118 and 51,855,539 shares issued and outstanding, respectively	5,916	5,185
Additional paid-in capital	45,240,221	40,047,072
Accumulated other comprehensive income	14,572	14,560
Deficit accumulated during the development stage	(38,118,959)	(15,914,684)

Total stockholder's equity	7,141,750	24,152,133

Total liabilities and stockholders' equity	$15,700,299	$29,795,787

The accompanying notes are an integral part of these financial statements

.

PROVIDENCE RESOURCES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Years ended December 31, 2007 and 2006 and Cumulative Amounts

	Years ended December 31,		Inception on February 17, 1993 Through December 31,
	2007	2006	2007

Sales	$-	$350	$350
Cost of Sales	-	25,427	25,427
Gross profit	-	25,777	25,777

General and administrative expenses	(1,120,602)	(2,121,062)	(8,576,026)
Loss from operations	(1,120,602)	(2,095,285)	(8,550,249)

Other income (expense):
Interest expense	(1,554,288)	(5,102,503)	(6,997,928)
Debt conversion expense	(162,444)	-	(162,444)
Interest income	25,828	416,306	474,312
Impairment of capital assets	(19,390,826)	-	(19,390,826)
Loss on disposal of assets	(35,899)	-	(35,899)
Loss before provision for minority interest,
income taxes and discontinued operations	(22,238,231)	(6,781,482)	(34,663,034)

Minority interest	33,956	19,898	53,854
Loss before provision for income taxes and
discontinued operations	(22,204,275)	(6,761,584)	(34,609,180)

Provision for income taxes	-	-	-
Loss before discontinued operations	(22,204,275)	(6,761,584)	(34,609,180)

Gain (loss) from discontinued operations, net of tax	-	-	(3,407,279)
Net loss before cumulative effect
of accounting change	(22,204,275)	(6,761,584)	(38,016,459)

Cumulative effect of accounting change, net of tax	-	-	(102,500)

Net loss	(22,204,275)	(6,761,584)	(38,118,959)

Loss per share from continuing operations - basic and diluted	$ (0.38)	$ (0.24)

Net Loss per common share - basic and diluted	$ (0.38)	$ (0.24)

Weighted average common shares - basic and diluted	58,845,406	28,296,428

Net loss	(22,204,275)	(6,761,584)	(38,118,959)
Other comprehensive income
Foreign currency translation adjustment	12	190	14,572

Net comprehensive income (loss)	$(22,204,263)	$(6,761,394)	$(38,104,387)

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. (A Developmental Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS February 17, 1993 ( Date of Inception) to December 31, 2007

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

PROVIDENCE RESOURCES, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

February 17, 1993 ( Date of Inception) to December 31, 2007

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

PROVIDENCE RESOURCES, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

February 17, 1993 ( Date of Inception) to December 31, 2007

Deficit
					Accumulated	Accumulated
				Additional	Other	During the
Preferred Stock		Common Stock		Paid-in	Comprehensive	Development
Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Balance forward, December 31, 2000	-	-	661,814	67	5,507,656	-	(6,020,717)	(512,994)

Issuance of common stock for:
Services	-	-	84,400	9	258,941	-	-	258,950
Accounts payable	-	-	13,750	1	59,999	-	-	60,000
Debt	-	-	41,603	4	249,614	-	-	249,618

Net loss	-	-	-	-	-	-	(422,008)	(422,008)

Balance at December 31, 2001	-	-	801,567	81	6,076,210	-	(6,442,725)	(366,434)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,221,203)	(1,221,203)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	4,869	-	4,869
Total comprehensive loss								(1,216,334)

Issuance of common stock for:
Intellectual property	-	-	37,500	4	224,996	-	-	225,000
Services	-	-	143,000	14	806,086	-	-	806,100
Accounts payable and services	-	-	5,000	1	10,999	-	-	11,000

Stock option compensation expense	-	-	-	-	12,500	-	-	12,500

Balance at December 31, 2002	-	-	987,067	99	7,130,791	4,869	(7,663,928)	(528,169)

PROVIDENCE RESOURCES, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

February 17, 1993 ( Date of Inception) to December 31, 2007

Deficit
					Accumulated	Accumulated
				Additional	Other	During the
Preferred Stock		Common Stock		Paid-in	Comprehensive	Development
Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Balance forward, December 31, 2002	-	-	987,067	99	7,130,791	4,869	(7,663,928)	(528,169)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(232,560)	(232,560)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	(806)	-	(806)
Total comprehensive loss								(233,366)

Issuance of common stock for:

Cash	-	-	314,165	32	102,801	-	-	102,833
Services			2,100	-	3,888	-	-	3,888
Debt			1,537,048	154	475,583	-	-	475,737
Common stock offering costs	-	-	-	-	(2,000)	-	-	(2,000)

Issuance of common stock
options for services	-	-	-	-	15,000	-	-	15,000
after reverse split	-	-	65	-	-	-	-	-

Balance at December 31, 2003	-	-	2,840,445	285	7,726,063	4,063	(7,896,488)	(166,077)

Issuance of common stock for:
Debt conversion	-	-	2,735,555	273	197,673	-	-	197,946
Services			1,050,000	105	80,395			80,500
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	1,250	-	1,250

Net loss	-	-	-	-	-	-	(311,757)	(311,757)

Balance at December 31, 2004	-	-	6,626,000	663	8,004,131	5,313	(8,208,245)	(198,138)

PROVIDENCE RESOURCES, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

February 17, 1993 ( Date of Inception) to December 31, 2007

Deficit
					Accumulated	Accumulated
				Additional	Other	During the
Preferred Stock		Common Stock		Paid-in	Comprehensive	Development
Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Balance forward, December 31, 2004	-	-	6,626,000	663	8,004,131	5,313	(8,208,245)	(198,138)

Issuance of common stock for:
Cash	-	-	7,520,000	752	2,005,248	-	-	2,006,000
Debt	-	-	2,334,841	233	349,992	-	-	350,226

Issuance of warrants for finders fees	-	-	-	-	191,400	-	-	191,400
Common stock offering costs	-	-	-	-	(125,400)	-	-	(125,400)

Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	9,057	-	9,057

Net loss for the period	-	-	-	-	-	-	(944,857)	(944,857)

Balance at December 31, 2005	-	$-	16,480,841	$1,648	$10,425,371	$14,370	$(9,153,101)	$1,288,288

Issuance of common stock for:
Acquisition of Providence Exploration	-	-	20,000,000	2,000	15,998,000	-	-	16,000,000

Cash	-	-	13,369,920	1,337	8,020,615	-	-	8,021,952
Debt	-	-	2,004,778	200	2,071,014	-	-	2,071,214

Issuance of warrants with equity financing	-	-	-	-	3,409,330	-	-	3,409,330
Issuance of warrants for finders fees	-	-	-	-	122,743	-	-	122,743

Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	190	-	190

Net loss for the period	-	-	-	-	-	-	(6,761,584)	(6,761,584)

Balance at December 31, 2006	-	$-	51,855,539	$5,185	$40,047,072	$14,560	$(15,914,684)	$24,152,133

PROVIDENCE RESOURCES, INC.

(A Developmental Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

February 17, 1993 ( Date of Inception) to December 31, 2007

Deficit
					Accumulated	Accumulated
				Additional	Other	During the
Preferred Stock		Common Stock		Paid-in	Comprehensive	Development
Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Balance at December 31, 2006	-	$-	51,855,539	$5,185	$40,047,072	$14,560	$(15,914,684)	$24,152,133

Issuance of common stock for:
Cash	-	-	1,987,500	199	236,501	-	-	236,700
Services			1,450,000	145	284,855	-	-	285,000
Debt			3,868,079	387	580,126	-	-	580,513

Discount on convertible notes					4,091,667			4,091,667

Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	12	-	12

Net loss for the period	-	-	-	-	-	-	(22,204,275)	(22,204,275)

Balance at December 31, 2007	-	$-	59,161,118	$5,916	$45,240,221	$14,572	$(38,118,959)	$7,141,750

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2007 and 2006 and Cumulative Amounts
	Years ended December 31,		Inception on February 17, 1993 through December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(22,204,275)	$(6,761,584)	$(38,118,959)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	285,000	360,000	645,000
Shares issued with financing	-	3,532,073	3,532,073
Shares issued for debt and accrued interest conversion	178,214	226,547	404,761
Additional value of shares issued for debt and services conversion	152,300	1,409,667	3,151,831
Amortization of conversion rights on debt	948,184	-	948,184
Depreciation, amortization and impairment	19,462,036	9,544	19,627,056
Minority interest	(33,956)	(19,898)	(53,854)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
Loss on disposal of assets	35,899	-	35,899
(Increase) decrease in:
Accounts receivable and prepaid expenses	207	121,615	110,725
Inventory	374,515	-	374,515
Accounts payable	128,419	931,721	1,679,246
Accrued expenses	385,504	(82,808)	595,923
Related party payables	60,500	61,500	235,812
Net cash used in operating activities	(227,453)	(211,623)	(4,385,908)

Cash flows from investing activities:
Advances to Providence Exploration prior to acquisition	-	(5,811,761)	(8,886,761)
Cash of Providence Exploration on acquisition date	-	73,271	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	(6,069,257)	(2,644,520)	(8,717,517)
Issuance of notes receivable	-	3,124	(616)
Net cash used in investing activities	(6,069,257)	(8,379,886)	(17,682,021)

Cash flows from financing activities:
Proceeds from notes payable	700,000	-	1,392,999
Proceeds from convertible promissory notes payable	5,000,000	-	5,000,000
Issuance of common stock	236,700	8,021,952	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	136,915	136,915
Proceeds from (payments for) convertible debentures	-	-	3,654,173
Payments on notes payable	-	(62,841)	(256,889)
Net cash provided by financing activities	5,936,700	8,096,026	23,233,504

Change in accumulated other comprehensive income	12	190	14,572
Net increase (decrease) in cash	(359,998)	(495,293)	1,180,147
Cash, beginning of period	1,540,145	2,035,438	-

Cash, end of period	$1,180,147	$1,540,145	$1,180,147
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities (Note 10)

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

December 31, 2007 and 2006

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

Inventory

Inventory at December 31, 2007 consists of drilling rigs, parts and components. The Company records inventory at the lower of cost and market.

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

Oil and Gas Leases Not Subject to Amortization

Oil and gas lease costs are recorded at cost and consist of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. These leases are undeveloped at December 31, 2007, and accordingly no depletion is included in the accompanying consolidated financial statements.

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. Prior to acquisition on September 29, 2006, Providence Exploration capitalized $3,278,647 in exploration costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. As of December 31, 2007, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of December 31, 2007.

Convertible Notes Payable

The fair value of the conversion option on a convertible note payable is calculated using the intrinsic value method and recorded as a discount on the face value of the note. This amount is amortized using the straight-line method over the term of the note.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Intangible Assets

Costs associated with the acquisition of definite life intangibles are capitalized and amortized over their useful life. Costs of property acquisition, exploration and development are capitalized and subjected to a quarterly impairment (ceiling) test, based on the net present value of proved reserves on the property. Management will write this intangible down to its net realizable value at the time impairment appears to exist. During fiscal 2007, management determined that due to the dry holes experienced to date, that the carrying values of the Company’s oil and gas leases and its oil and gas pipeline exceeded the ceiling test amounts pursuant to Regulation S-X, Rule 4-10. Accordingly, the Company recorded impairment charges of $17,881,092 and $1,509,734 on the leases and pipeline respectively.

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

Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carry forward which will be offset against future taxable income.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended December 31,		Cumulative Amounts
	2007	2006
Income tax benefit at statutory rate	$(7,549,454)	$(2,299,000)	$(12,270,454)
Change in valuation allowance	7,549,454	2,299,000	12,270,454
	$ -	$ -	$ -

Deferred tax assets are as follows at December 31, 2007:
	2007	2006
NOL Carry-forward	12,270,454	4,721,000
Valuation allowance	(12,270,454)	(4,721,000)
	$ -

The Company has incurred Net Operating Losses of approximately $38,118,959. These losses will be carried forward to offset future taxable income and will expire beginning in 2014. However, realization of the future tax benefit of these carry-forwards is contingent on the Company’s ability to generate positive net operations. A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized. The components of current income tax expense as of December 31, 2007 and 2006 respectively are as follows:

	As at December 31,
	2007	2006
Current federal tax expense	$ -	$ -
Current state tax expense	-	-
Change in NOL benefits	7,549,454	2,299,000
Change in valuation allowance	(7,549,454)	(2,299,000)
Income tax expense	$ -	$ -

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2007, the Company had $1,180,147 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Revenue Recognition

The Company did not have revenues in the year ended December 31, 2007. Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground.

Stock-Based Compensation

At December 31, 2007, the Company has stock-based employee compensation plans and the Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure provisions of SFAS 123 (R), “Share Based Payment.”

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123 (R), the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

Years ended December 31,
2007	2006

Net loss as reported	$ (22,204,275)	$ (6,761,584)

Deduct:

Total stock-based employee compensation expense

determined under fair value based method for all

awards, net of related tax effects	-	-
Net loss pro forma	$ (22,204,275)	$ (6,761,584)

Loss per share – basic and diluted:

As reported	$(.38)	$(.24)
Pro forma	$(.38)	$(.24)

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The numerator for the earnings per share calculation is the net loss for the period. The denominator is the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 7,267,650 stock equivalents of warrants at December 31, 2007 (2006 -7,267,650) that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Earnings Per Share computation for Continuing operations:

Years ended December 31,

               20072006

Numerator – (loss from continuing operations)	$(22,204,275)	$(6,761,584)
Denominator – weighted average
number of shares outstanding	54,845,406	28,296,428

Loss per share	$(0.38)	$(0.24)

Earnings Per Share computation from Discontinued Operations:

Years ended December 31,

               20072006

Numerator – (loss from discontinued operations)$	Nil	$	Nil
Denominator – weighted average
number of shares outstanding	54,845,406	28,296,428

Loss per share-discontinued operations	$(0.38)	$(0.00)

Earnings Per Share computation for Net Income:

Years ended December 31,
2007	2006
Numerator – (Net Loss )	$(22,204,275)	$(6,761,584)
Denominator – weighted average
number of shares outstanding	54,845,406	28,296,428

Loss per share	$(0.38)	$(0.24)

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Note 2 — Going Concern

As of December 31, 2007, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has incurred losses of $38,118,959 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Expenditures for repair and maintenance are charged to expense as incurred.

2007	2006
Drilling Rigs and Equipment	15,441	3,740
Drilling rigs and equipment	-	27,495
Vehicles	-	27,495
Office furniture and Equipment	-	12,659
Less accumulated depreciation	-	(9,785)
Equipment, net	$-	$ 45,810

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 3 — Property and Equipment (continued)

Depreciation expense for the years ended December 31, 2007 and 2006 was $9,911 and $9,544 respectively. In the year ended December 31, 2007, the Company recorded a loss on disposal of equipment in the amount of $35,899.

Note 4 – Short-term Note Payable

Note Payable - Global Convertible Megatrend LTD, unsecured, principal payable in full on February 23, 2008, interest at 10% payable at the end of each fiscal quarter, interest convertible to common shares at $0.35 per share.	$500,000

For the year ended December 31, 2007, the Company recorded $42,603 as interest and financing expense relating to a short-term note payable. Accrued interest as at December 31, 2007 for the outstanding short-term note payable totaled $42,603.

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

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2008, including interest at 10%, convertible at $0.15 per common share.	$ 1,000,000
Total Principal of Convertible Promissory Note	$ 1,000,000
Less: unamortized note discount	($ 219,179)
Net book value	$ 780,821

For the year ended December 31, 2007, the Company recorded $67,123 as interest and financing expense relating to short-term convertible promissory notes. Accrued interest as at December 31, 2007 for the outstanding short-term convertible promissory notes totaled $67,123.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 5 – Short-term Convertible Promissory Notes (continued)

The fair value of the conversion option on the short-term promissory note of $666,667 as calculated using the intrinsic value method was recorded as a discount on the face value of the note. This amount will be amortized using the straight-line method over the term of the note. In 2007, the Company recorded $447,489 as interest expense due to amortization of the discount.

Note 6 – Long-term Convertible Promissory Notes

In 2007, the Company issued secured seven convertible promissory notes with a total face value of $4,000,000 in exchange for a cash advance of the same amount. The principal and interest are due in full three years after the issue date of the notes. The notes are secured by:

1.

All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement dated March 27, 2007 between the Company and TRNCO Petroleum Corporation which seismic data may not be shared with any third party without the express written consent of the holder of the note.

2.	Any and all proceeds arising from or attributable to the assets.

At the sole discretion of the holder, the principal and accrued interest on the note may be converted into shares of the Company’s common stock. The promissory notes bear interest at 10% per annum. The principal and interest on notes with a total face value of $3,000,000 can be converted into shares of common stock at a conversion price of $0.08. The principal and interest on the remaining note with a face value of $1,000,000 can be converted into shares of common stock at a conversion price of $0.15. The terms of the note are outlined in the following table.

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.15 per common share.	$ 1,000,000
Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,400,000
Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 100,000
Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 600,000
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 400,000
Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 250,000
Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 250,000

Total Principal Long-Term Convertible Promissory Notes Payable	$ 4,000,000

Less: unamortized discount	($ 2,924,305)

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Net book value	$ 1,075,695

Note 6 – Long-term Convertible Promissory Notes (continued)

For the year ended December 31, 2007, the Company recorded $176,849 as interest and financing expense relating to long-term convertible promissory notes. Accrued interest as at December 31, 2007 for the outstanding long-term convertible promissory notes totaled $176,849.

The fair value of the conversion option on the long-term promissory notes of $3,425,000 as calculated using the intrinsic value method was recorded as a discount on the face value of the notes. This amount will be amortized using the straight-line method over the term of the notes. In 2007, the Company recorded $500,696 as interest expense due to amortization of the discount.

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

For the year ended December 31, 2007, the Company recorded $99,775 as interest and financing expense relating to long-term notes payable. Accrued interest as at December 31, 2007 for the outstanding long-term notes payable totaled $128,670.

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

December 31, 2007 and 2006

Company agrees to file a Registration Statement within 60 days of conversion with the U.S. Securities and Exchange Commission. On January 14, 2004, the conversion price of the two debentures was adjusted to $0.10 per share.

Note 8 – Convertible Debentures (continued)

The convertible debentures are secured by substantially all of the Company’s assets consisting of all tangible and intangible property.

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

December 31, 2007 and 2006

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

On August 24, 2006, the interest accrued on the seven debentures was partially converted into shares of common stock at $0.35 per share. The Company issued 263,563 shares for $92,247 of interest owed. The Company recorded an additional interest expense of $144,960 to reflect the value of the shares issued upon conversion of the book amount.

On December 1, 2006, the interest accrued on the seven debentures was partially converted into shares of common stock at $0.35 per share. The Company issued 260,712 shares for $91,249 of interest owed. The Company recorded an additional interest expense of $52,142 to reflect the value of the shares issued upon conversion of the book amount.

On December 1, 2007, the interest accrued on the seven debentures was partially converted into shares of common stock at between $0.08 and $0.35 per share. The Company issued 994,516 shares for $178,214 of interest owed.

For the year ended December 31, 2007, the Company recorded $232,399 as interest and financing expense relating to convertible debentures. Accrued interest as at December 31, 2007 for all outstanding debentures totaled $124,101.

The total value of the principal of the short-term note payable, the short-term convertible promissory note, the seven convertible debentures, the seven long-term convertible promissory notes and the four long-term notes payable outstanding as of December 31, 2007 was $9,793,925. Repayment of this principle is due according to the following schedule:

	2008	2009	2010	2011	2012
Short term note payable	500,000	-	-	-	-
Short-term convertible promissory notes	1,000,000	-	-	-	-
Convertible debentures	-	-	3,320,000	-	-
Long-term convertible promissory notes	-	-	4,000,000	-	-
Long-term notes payable	773,925	-	200,000	-	-
Total	2,273,925	-	7,520,000	-	-

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 9 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2007 and 2006, the Company recognized consulting expense of $90,000 and $64,500 respectively. In 2007, the Company also recognized compensation expense of $22,500 which relates to shares issued to convert an outstanding balance due to Mr. Mueller. In 2007, the Company issued 750,000 shares for $112,500 of consulting fees owed to Mr. Mueller. The Company recorded compensation expense of $22,500 to reflect the value of the shares issued upon conversion of the book amount. The balance of $52,500 was due to Mr. Mueller at December 31, 2007.

The Company has entered into an agreement with Nora Coccaro, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2007 and 2006, the Company recognized consulting expense of $109,500 and $406,500 respectively. Of the 2007 charge, $16,000 relates to the deemed value of 100,000 shares of common stock issued to Ms. Coccaro. Of the 2006 charge, $360,000 relates to the deemed value of 300,000 shares of common stock. The balance of $8,000 was due to Ms. Coccaro at December 31, 2007.

The Company has entered into an agreement with Gil Burciaga, a director of the Company for consulting services. During the years ended December 31, 2007 and 2006, the Company recognized consulting expense of $75,000 and $Nil respectively. The balance of $75,000 was due to Mr. Burciaga at December 31, 2007.

Note 10 — Stockholders’ Equity Transactions

During the year ended December 31, 2007, the Company issued 1,450,000 shares of common stock valued at $285,000 for consulting and legal services. The Company recorded additional compensation expense of $22,500 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.

During the year ended December 31, 2007, the principal amount of a $250,000 convertible debenture to Global Convertible Megatrend Ltd. and $12,357 of accrued interest were converted into shares of common stock at $0.10 per share. After applying a 10% bonus, the Company issued 2,873,563 shares of common stock to extinguish $287,356 of debt consisting of $250,000 of principal repayment and $37,356 in accrued interest and bonus. The Company recorded compensation expense of $139,944 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.

During the year ended December 31, 2007, the Company issued 994,516 shares of common stock to extinguish $178,214 in accrued interest on convertible debentures.

During year ended December 31, 2007, the Company issued 1,987,500 shares of common stock for total proceeds of $236,700.

During the year ended December 31, 2007, the Company recorded $4,091,667 of discount on promissory notes to value their conversion option as calculated using the intrinsic value method.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 10 — Stockholders’ Equity Transactions (continued)

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

Note 12 — Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2007.

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

December 31, 2007 and 2006

Note 13 — Warrants (Continued)

As part of the equity financing completed in July 2006, the Company issued 6,684,960 warrants exercisable until July 25, 2009 at $1.00 per share. The Company recorded $3,409,330 as a financing expense related to the issuance of these warrants based on their value as calculated using the Black-Scholes model.

The following assumptions were used for the Black-Scholes valuation of the warrants granted in 2006:

Risk-free interest rate	4.50%
Expected life of options	3.0 years
Annualized volatility	177%
Dividend rate	0.00%

Transactions involving the Company’s warrant issuance are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Year Issued	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.30	348,000	3.00	348,000	$0.30
2006	$1.00	6,684,960	1.50	6,684,960	$1.00
2006	$0.72	234,690	1.50	234,690	$0.72

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	—		$—

Granted	348,000		$.30
Exercised	—		$—
Cancelled	(—)	$	(—)
Outstanding at December 31, 2005	348,000		$.30

Granted	6,919,650		$.99
Exercised	—		$—
Cancelled		$
Outstanding at December 31, 2006 and December 31, 2007	7,267,650		$.96

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Effective February 22, 2006, the Company entered into an agreement to purchase oil and gas leases in Val Verde County, Texas. The purchase price was $3,849,600, consisting of $1,924,800 in cash and a $1,924,800 note payable. In March 2006, Harding Company paid the Company $192,480 related to the purchase. In connection with the acquisition of Providence Exploration, the Company issued 3,500,000 shares of common stock valued at $2,800,000 as payment of the outstanding balance for the oil and gas leases in Val Verde County.

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 16 – Commitments and Contingencies

The contract commitment cost for the agreement with TRNCO Petroleum Corporation (see Note 15) was $4,553,787, payable in installments on or before August 1, 2007. The Company had paid $5,000,000 to TRNCO by December 31, 2007 to cover project overruns of which all but $34,168 was used by the contractor by December 31, 2007.

The royalty on the Company’s Val Verde property is 25% of net revenue. In addition, the Company must make annual installments for property leases in the amounts of $2,858 on February 24 and $320 April 13.

Note 17 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 18 — Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1. No stock options were granted in 2007 and 2006. No stock options were outstanding at December 31, 2007.

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

December 31, 2007 and 2006

Note 20 — Recent Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value option for Financial Assets and Financials Liabilities – Including an Amendment of FASB No. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 21 — Subsequent Events

On February 29, 2008, the Company amended the terms of the $500,000 note payable to Global Convertible Megatrend Ltd. The amendment changed the maturity date to February 23, 2010 and conversion price for accrued interest to $0.08 per common share.

On February 29, 2008, the Company amended the terms of the $1,000,000 convertible promissory note payable to Miller Energy LLC. The amendment changed the maturity date to April 29, 2010 and conversion price for principal and accrued interest to $0.08 per common share.

On February 29, 2008, the Company amended the terms of the $1,000,000 convertible promissory note payable to Global Project Finance AG. The amendment changed conversion price for principal and accrued interest to $0.08 per common share.

On March 4, 2008, the Company issued a convertible promissory note to FAGEB AG in the amount of $496,174 with a maturity date of March 4, 2010. The convertible promissory note bears interest at 12% per annum. The principal and interest on the note can be converted into shares of common stock at a conversion price of $0.08. This note was issued in exchange for the full release and discharge of two promissory notes due to FAGEB AG for the same amount.

On March 4, 2008, the Company issued a convertible promissory note to Global Convertible Megatrend Ltd. in the amount of $423,188 with a maturity date of March 4, 2010. The convertible promissory note bears interest at 12% per annum. The principal and interest on the note can be converted into shares of common stock at a conversion price of $0.08. This note was issued in exchange for the full release and discharge of a promissory note due to Global Convertible Megatrend Ltd. for the same amount.

End of Notes to Financial Statements

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Net Proved Reserves (1, 2)

	Natural Gas (millions of cubic feet)	Crude Oil and Natural Gas Liquids (thousands of barrels)
December 31, 2005	-	-
Purchase of reserves in place	-	-
Production	-	-
Adjustment for uneconomic wells	-	-
December 31, 2006 and December 31, 2007	-	-

Developed	-	-
Undeveloped	-	-
Total	-	-

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Supplemental Oil and Gas Information – FAS69 (continued)

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

December 31, 2007 and 2006

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

Capitalized Costs

December 31, 2007	United States
Proved oil and gas properties	$ -
Unproved oil and gas properties	31,996,677
Total capital costs	31,996,677
Accumulated depletion	(-)
Net capitalized costs	$ 31,996,677

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Supplemental Oil and Gas Information – FAS69 (continued)

Costs Incurred

United States
Years ended December 31, 2007
Acquisitions:
Proved reserves	$ -
Unproved reserves	-
Total acquisitions	-
Exploration costs	5,729,696
Development costs	-
Asset retirement obligations	-
Total costs incurred	$ 5,729,696

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Gilbert Burciaga	54	2007	CEO, CFO, PAO, and director
Markus Mueller	49	2003	Chairman of the board of directors
Nora Coccaro	51	1999	Director
Christian Russenberger	39	2008	Director

Gilbert Burciaga was appointed as chief executive officer, chief financial officer, principal accounting officer, and director on July 2, 2007.

Mr. Burciaga is a director of Miller Energy, LLC, as well as the chairman/chief executive officer of Miller’s recently created gas marketing company, Vintage Gas Marketing, LLC. Mr. Burciaga has been involved in the natural gas supply and marketing business for over 25 years in which time he was a founding member of Dynegy, Inc. Mr. Burciaga served as one of six senior vice-presidents involved in the startup and development of Dynegy, which became a Fortune 500 trading company. Between 1992 and 1997, Mr. Burciaga was the president of NGC Energy Resources, a division of Dynegy. NGC Energy Resources focused on the acquisition and operation of downstream assets.

The appointment of Mr. Burciaga to the board of directors was included in the Agreement with Miller. Mr. Burciaga is an affiliate of Miller, serving as a director of Miller and as a director/chief executive officer of Miller’s subsidiary Vintage Gas Marketing. The Agreement provides that both the Company and Miller waive any conflict of interest rights that may arise as result of the relationships between the parties.

Markus Mueller was first appointed to the Corporation’s board of directors on May 28, 2003.

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

Nora Coccaro was first appointed to the Company’s board of directors on November 16, 1999.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves with the following companies:

•	an officer and director (November 2005 to present) of ASP Ventures, Inc., an OTC: BB quoted company without operations,
•	an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, and
•	an officer and director (March 2007 to present) of Enwin Resources, Inc, an OTC: BB quoted company without operations.

Ms. Coccaro has also served as follows:

•	an officer and director (January 2000 to June 2007) of Sibling Entertainment Corp. (formerly Sona Development Corp.) an OTC: BB quoted company formerly without operations, and
•	an officer and director (February 2000 to January 2004) of SunVesta Inc. (formerly OpenLimit, Inc.), an OTC: BB quoted company formerly involved in credit card encryption technology, and
•	a director (February 2004 to March 2007) of Solar Energy Limited an OTC:BB quoted company involved in the development of alternative sources of energy.

Between September 1998 and December 2005 Ms. Coccaro acted as the Consul of Uruguay to Western Canada.

Christian Russenberger was appointed as a director on March 31, 2008.

Mr. Russenberger is the sole owner and director of CR Innovations Holding AG, CR Innovations AG (financial consulting), Global Project Finance AG (long term investments), T2MConnect International AG (telecom operations) and Satellutions GmbH (telecom operations). Since 2004 Mr. Russenberger has been involved in the management and direction of each of these companies. Prior to his current experience Mr. Russenberger worked with Finter Bank in Zurich, Switzerland (1993-2004) as a relationship manager and analyst. Before joining Finter Bank, Mr. Russenberger worked in Zurich as an analyst with Anlage-und Kreditbank AKB (1991-1993) and Bank Leu AG (1990-1991).

No persons other than executive officers or directors of the Company are expected to make any significant contributions to management.

Term of Office

Our directors are appointed for staggered terms of one (1) year, two (2) years and three (3) years to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider Mr. Berndt to be an independent director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee. The board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they compensated for their service as directors. However, we have entered into a consulting agreement with the chairman of our board of directors for the rendition of services pertinent to our operation (see the Summary Compensation Table, below). The Company may adopt a provision for compensating directors for their services in the future.

The following table provides summary information for the year 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Markus Mueller	90,000*	-	-	-	-	-	90,000

*	Fees earned in 2007 pursuant to a consulting agreement paid with 602,813 shares of our common stock.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our executive officer. Salaries are generally the only type of compensation we utilize in our executive compensation program however we have used stock compensation awards to further incentivize executive officers. We have utilized these forms of compensation because we feel that same are adequate to retain and motivate our executive officers. The amounts we deem appropriate to compensate our executive officers are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gilbert Burciaga CEO, CFO, PAO and director*	2007 2006	75,000 -	- -	- -	- -	- -	- -	- -	75,000 -
Nora Coccaro CEO, CFO, PAO, and director**	2007 2006	93,500 64,500	- -	16,000 360,000	- -	- -	- -	- -	109,500 424,500
*	Appointed to executive positions on July 2, 2007.
**	Resigned executive positions on July 2, 2007.

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 59,161,118 shares of common stock issued and outstanding as of April 1, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Gilbert Burciaga, CEO, CFO, PAO, director 5300 Bee Caves Rd Bldg 1 Suite 240 Austin, Texas 78746	Common	0	0%
Markus Mueller, director Bleicherweg 66, 8022 Zurich, Switzerland	Common	7,934,384	13.41%
Nora Coccaro, director 2610-1066 West Hastings St., Vancouver, BC. Canada	Common	453,520	0.77%
Christian Russenberger*, director Meierhofrain 36 8820 Wädenswil	Common	1,120,000	1.89%
Nicolas Mathys Weinberghohe 17, 6340 Baar, Switzerland	Common	3,366,670	5.69%

Officer and directors (4) as a group	Common	9,507,904	16.07%

*Christian Russenberger is considered the beneficial owner of 1,000,000 shares held by Global Project Finance AG.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except as listed below.

During the year ended December 31, 2007 the Company recognized a consulting expense of $75,000 to Gilbert Burciaga, our chief executive officer, chief financial officer and principal accounting officer and one of our directors, which was due to Mr. Burciaga at December 31, 2007.

During the year ended December 31, 2007, the Company issued 750,000 shares of its common stock to Mr. Mueller, the chairman of our board of directors, to satisfy $112,500 due for consulting fees incurred pursuant to a consulting agreement dated July 1, 2003. The Company recorded a compensation expense of $22,500 to reflect the value of the shares issued upon conversion of the book amount due. A balance of $52,500 was due to Mr. Mueller at December 31, 2007. For the year ended December 31, 2007, the Company recognized a consulting expense of $90,000 pursuant to this agreement.

During the year ended December 31, 2007 the Company recognized a consulting expense of $109,500 to Nora Coccaro, formerly our chief executive officer, chief financial officer and principal accounting officer, currently our vice-president of corporate affairs and one of our directors pursuant to a consulting agreement dated March 16, 2000. For the 2007 charge, $16,000 is the deemed value attributed to100,000 shares of common stock issued to Ms. Coccaro. A balance of $8,000 was due to Ms. Coccaro at December 31, 2007.

During the year ended December 31, 2007 the Company issued an aggregate of $3,000,000 in convertible promissory notes to entities owned by Christian Russenberger, one of our directors. Each note bears 10% interest, is convertible at the holder’s option into the Company’s common stock at $0.08 a share on or before the maturity dates ranging from May 31, 2010 to August 15, 2010 and are secured by all seismic data obtained in connection with the Carson/Cole Ranch leases in Val Verde County, Texas on a pro rata basis with like holders of the security.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf & Nilson, LLC provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2007 and 2006. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the 2007 and 2006 audit of our annual financial statements and a review of our quarterly financial statements was $25,000 and $19,000, respectively.

Audit Related Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2007 or 2006 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2007 or 2006 for professional services rendered in connection with the preparation of our tax returns for the period.

All Other Fees

Chisholm, Bierwolf & Nilson, LLC billed to the Company no fees in 2007 or 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by Chisholm, Bierwolf & Nilson, LLC, as detailed above, were pre-approved by our board of directors. Our independent auditors, Chisholm, Bierwolf & Nilson, LLC, performed all work using only their own full time permanent employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2007 and 2006:
Report of Independent Registered Public Accounting Firm

ConsolidatedBalance Sheets

ConsolidatedStatements of Income

Consolidated Statementsof Stockholders’ Equity

ConsolidatedStatements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 32 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 1st day of April, 2008.

PROVIDENCE RESOURCES, INC.

/s/ Gilbert Burciaga

Gilbert Burciaga

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Markus Mueller	Director	April 1, 2008

Markus Mueller

/s/ Gilbert Burciaga	Director	April 1, 2008

Gilbert Burciaga

/s/ Nora Coccaro	Director	April 1, 2008

Nora Coccaro

/s/ Christian Russenberger	Director	April 1, 2008

Christian Russenberger

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a)*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(b)(c)*	Amendment to Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(d)*	Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(i)(e)*	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).
3(i)(f)*	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
3(i)(g)*	Amendment to the Amended and Restated Articles of Incorporation.
3(ii)(a)*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).
3(ii)(b)*	Amended and Restated Bylaws of the Company (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006).
10(i)*	Joint Venture Agreement between Providence Exploration and Harding Company, dated October 1, 2005 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
10(ii)*	Extension of the Term of Series “A” Convertible Debenture Certificate with Max Fugman (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005).
10(iii)*

Extension of the Term of Series “A” Convertible Debenture Certificate with Global Convertible Megatrend Ltd. (incorporated by reference from the Form 10-KSB/A filed with the Commission on October 11, 2005).

10(iv)*

Agreement for Purchase and Sale between Providence Exploration and Global Mineral Solutions, L.P., dated February 22, 2006 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).

10(v)*	Letter Agreement between Providence Exploration and Harding Company, dated March 30, 2006 (incorporated by reference from the Form SB2/A-2 filed with the Commission on February 28, 2007).
10(vi)*	Consulting Agreement with Eastgate Associates Ltd., dated April 1, 2006 (incorporated by reference from the Form 10-QSB filed with the Commission on November 13, 2006).
10(vii)*

Securities Exchange Agreement dated April 10, 2006, between the Company, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on April 14, 2006).

10(viii)*

Note Exchange Agreement dated April 10, 2006, between the Company and the holders of certain promissory notes issued by Providence Exploration (filed on Form 8-K with the Commission on April 14, 2006).

10(ix)*

Amendment to the Terms of the Securities Exchange Agreement dated effective as of May 26, 2006, between the Company, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006).

10(x)*

Amendment to the Terms of the Note Exchange Agreement dated effective as of May 26, 2006, between the Company and the holders of certain promissory notes issued by Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006).

10(xi)*	Exploration and development agreement with Miller Energy, LLC and certain of its affiliates dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).
10(xii)*	Secured Revolving Convertible Promissory Note with Miller Energy, LLC dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).
14*	Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10QSB filed with the Commission on November 17, 2004).
21	Subsidiaries of the Company
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.