Form 10-Q
period 2008-03-31
PROVIDENCE RESOURCES INC
filed 2008-05-15
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

(512) 970-2888

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At May 14, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 59,161,118.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	6
Notes to Unaudited Consolidated Financial Statements	7
Supplemental Oil and Gas Information - FAS69	21
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 4T. Controls and Procedures	31

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	32
ITEM 1A. Risk Factors	32
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3. Defaults upon Senior Securities	37
ITEM 4. Submission of Matters to a Vote of Securities Holders	37
ITEM 5. Other Information	37
ITEM 6. Exhibits	37
Signatures	38
Index to Exhibits	39

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Providence Resources, Inc., a Texas corporation, and its predecessors and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PROVIDENCE RESOURCES, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$1,084,730	$1,180,147
Note receivable	290,000	350,000
Prepaid expenses	-	34,168
Total current assets	1,374,730	1,564,315

PROPERTY AND EQUIPMENT:
Oil and gas leases – undeveloped	14,115,585	14,115,585
Total property and equipment	14,115,585	14,115,585

OTHER ASSETS:
Loan origination fees, net of amortization of $73,250	-	20,399
Total other assets	-	20,399

Total assets	$15,490,315	$15,700,299

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,088,442	$1,082,222
Accrued expenses	625,792	539,413
Related party payables	121,500	135,500
Short-term note payable	-	500,000
Short-term convertible promissory notes	-	780,821
Current portion of long-term notes payable	-	773,925
Total current liabilities	1,835,734	3,811,881

CONVERTIBLE DEBENTURES	3,320,000	3,320,000
LONG-TERM CONVERTIBLE PROMISSORY NOTES	1,433,315	1,075,695
LONG-TERM NOTES PAYABLE	700,000	200,000

Total liabilities	7,289,049	8,407,576

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY	150,973	150,973

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
59,161,118 and 59,161,118 shares issued and outstanding, respectively	5,916	5,916
Additional paid-in capital	47,159,583	45,240,221
Accumulated other comprehensive income	-	14,572
Deficit accumulated during the development stage	(39,115,206)	(38,118,959)

Total stockholder's equity	8,050,293	7,141,750

Total liabilities and stockholders' equity	$15,490,315	$15,700,299

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC. (A Development Stage Company) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Three months ended March 31, 2008 and 2007 and Cumulative Amounts

			Inception on
			February 17, 1993 through
	Three months ended March 31,		March 31,
	2008	2007	2008

Sales	$-	$-	$350
Cost of Sales	-	-	25,427
Gross profit	-	-	25,777

General and administrative expenses	(188,019)	(220,469)	(8,764,045)
Loss from operations	(188,019)	(220,469)	(8,738,268)

Other income (expense):
Interest expense	(808,682)	(68,400)	(7,806,610)
Debt conversion expense	-	-	(162,444)
Interest income	454	11,295	474,766
Impairment of capital assets	-	-	(19,390,826)
Loss on disposal of assets	-	-	(35,899)
Loss before provision for minority interest,
income taxes and discontinued operations	(996,247)	(277,574)	(35,659,281)

Minority interest	-	-	53,854
Loss before provision for income taxes
and discontinued operations	(996,247)	(277,574)	(35,605,427)

Provision for income taxes	-	-	-
Loss before discontinued operations	(996,247)	(277,574)	(35,605,427)

Gain (loss) from discontinued operations, net of tax	-	-	(3,407,279)
Net loss before cumulative effect of accounting change	(996,247)	(277,574)	(39,012,706)

Cumulative effect of accounting change, net of tax	-	-	(102,500)
Net loss	(996,247)	(277,574)	39,115,206)

Loss per share from continuing operations – basic and diluted	$(0.02)	$(0.01)
Net Loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average common shares - basic and diluted	59,161,118	51,855,539

Net loss	(996,247)	(277,574)	(39,115,206)

Other comprehensive income
Foreign currency translation adjustment	(14,572)	(8)	-

Net comprehensive income (loss)	$(1,010,819)	$(277,582)	$(39,115,206)

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC. (A Development Stage Company) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS Three months ended March 31, 2008 and 2007 and Cumulative Amounts
			Inception on
			February 17, through 1993
	Three months ended March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(996,247)	$(277,574)	$(39,115,206)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	-	645,000
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	-	-	404,761
Additional value of shares issued for debt and services conversion	-	-	3,151,831
Amortization of conversion rights on debt	576,799	-	1,524,983
Depreciation, amortization and impairment	20,399	8,100	19,647,455
Minority interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
Loss on disposal of assets	-	-	35,899
(Increase) decrease in:
Accounts receivable and prepaid expenses	34,168	(500,000)	144,893
Inventory	-	-	374,515
Accounts payable	6,220	160,926	1,685,466
Accrued expenses	231,816	66,202	827,739
Related party payables	(14,000)	30,000	221,812
Net cash used in operating activities	(140,845)	(512,346)	(4,526,753)

Cash flows from investing activities:
Advances to Providence Exploration prior to acquisition	-	-	(8,886,761)
Cash of Providence Exploration on acquisition date	-	-	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	-	(1,103,425)	(8,717,517)
Cash collected from notes receivable	60,000	-	60,000
Issuance of notes receivable	-	-	(616)
Net cash used in investing activities	60,000	(1,103,425)	(17,622,021)

Short-term convertible promissory notes
Current portion of long-term notes payable	-	500,000	1,392,999
Proceeds from convertible promissory notes payable	-	-	5,000,000
Issuance of common stock	-	-	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	33,956	136,915
Proceeds from (payments for) convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)
Net cash provided by financing activities	-	533,956	23,233,504

Change in accumulated other comprehensive income	(14,572)	(8)	-
Net increase (decrease) in cash	(95,417)	(1,081,823)	1,084,730

Cash, beginning of period	1,180,147	1,540,145	-
Cash, end of period	$1,084,730	$458,322	$1,084,730
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities (Note 10)

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

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

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and March 31, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

Oil and Gas Leases Not Subject to Amortization

Oil and gas lease costs are recorded at cost and consist of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. These leases are undeveloped at March 31, 2008, and accordingly no depletion is included in the accompanying consolidated financial statements.

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. Prior to acquisition on September 29, 2006, Providence Exploration capitalized $3,278,647 in exploration costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. As of March 31, 2008, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of March 31, 2008.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)
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

Long-Lived Assets
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

Income Taxes
The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carry forward which will be offset against future taxable income.

Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At March 31, 2008, the Company had $1,084,730 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

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

Revenue Recognition

The Company did not have revenues in the three months ended March 31, 2008. Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground.

Stock-Based Compensation
Prior to January 1, 2006, we accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  No stock-based employee compensation cost was recognized for stock option awards in our consolidated statements of operations for the periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of the grant in accordance with APB 25.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method.  Under this transition method, total compensation cost recognized in periods subsequent to January 1, 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Under SFAS 123R, the value of our option awards granted are calculated using the Black-Scholes option-pricing formula and is recorded as compensation expense over the option’s vesting period.

There was no effect on our earnings per share for the three months ended March 31, 2008 and 2007 as a result of implementation of SFAS 123R.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)
Earnings Per Share
The numerator for the earnings per share calculation is the net loss for the period. The denominator is the weighted average number of shares outstanding during the period.
The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 7,267,650 stock equivalents of warrants at March 31, 2008 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.
Earnings Per Share computation for Continuing operations:
                                                                                       Three months ended March 31,

                                                                       2008                       2007

          Numerator – (loss from continuing operations)     $     (996,247)          $     (277,574)

          Denominator – weighted average

           number of shares outstanding                                 59,161,118               51,855,539

          Loss per share                                                       $     (0.02)          $     (0.01)

Earnings Per Share computation from Discontinued Operations:
                                                                                     Three months ended March 31,

                                                                        2008               2007

          Numerator – (loss from discontinued operations)        $     Nil          $     Nil

          Denominator – weighted average

           number of shares outstanding                                59,161,118               51,855,539

          Loss per share-discontinued operations                   $     (0.00)          $     (0.00)

Earnings Per Share computation for Net Income:
                                                                                   Three months ended March 31,

                                                                      2008               2007

          Numerator – (Net Loss)                                   $     (996,247)          $     (277,574)

          Denominator – weighted average

           number of shares outstanding                                59,161,118               51,855,539

          Loss per share                                                     $     (0.02)          $     (0.01)

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

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

Reclassifications
Certain amounts in the 2007 financial statements may have been reclassified to conform to the 2008 presentation.

Note 2 — Going Concern
As of March 31, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses of $39,115,206 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
We anticipate that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations

Note 3 – Long-term Convertible Promissory Notes

The Company has ten outstanding secured convertible promissory notes with a total face value of $5,919,362. The principal and interest are due in full on the maturity date of the notes. The notes are secured by:

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

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 3 – Long-term Convertible Promissory Notes (continued)

At the sole discretion of the holder, the principal and accrued interest on the note may be converted into shares of the Company’s common stock. The promissory notes bear interest at rates that range between 10% and 12% per annum. The principal and interest on notes can be converted into shares of common stock at a conversion price of $0.08.

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,000,000
Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,400,000
Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 100,000
Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 600,000
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 400,000
Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 250,000
Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 250,000
Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,000,000
Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	$ 496,174
Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share	$ 423,188
Total Principal Long-Term Convertible Promissory Notes Payable	$ 5,919,362
Less: unamortized discount	($ 4,486,047)
Net book value	$ 1,433,315

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 3 – Long-term Convertible Promissory Notes (continued)

For the three months ended March 31, 2008, the Company recorded $156,490 as interest and financing expense relating to long-term convertible promissory notes. Accrued interest as at March 31, 2007 for the outstanding long-term convertible promissory notes totaled $376,791.

The fair value of the conversion option on the long-term promissory notes using the intrinsic value method was recorded as a discount on the face value of the notes. This amount will be amortized using the straight-line method over the term of the notes. In the three months ended March 31, 2008, the Company recorded $576,799 as interest expense due to amortization of the discount.

Note 4 – Long-term Notes Payable

Note Payable - Global Convertible Megatrend LTD, unsecured, principal payable in full on February 23, 2010, interest at 10% payable at the end of each fiscal quarter, interest convertible to common shares at $0.08 per share.	500,000
Note Payable – Bluemont Investment Ltd, payable in full by August 8, 2010 including interest at 10%.	200,000

Total	700,000

For the three months ended March 31, 2008, the Company recorded $17,452 as interest and financing expense relating to long-term notes payable. Accrued interest as at March 31, 2008 for the outstanding long-term notes payable totaled $66,959.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 5 – Convertible Debentures
The convertible debentures are secured by substantially all of the Company’s assets consisting of all tangible and intangible property.

On June 13, 2007, the principal amount of a $250,000 debenture to Global Convertible Megatrend Ltd. and $12,357 of accrued interest were converted into shares of common stock at $0.10 per share. After applying the 10% bonus, the Company issued 2,873,563 shares of common stock to extinguish $287,356 of debt consisting of $250,000 of principal repayment and $37,356 in accrued interest and bonus. The Company recorded compensation expense of $139,944 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.

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

For the three months ended March 31, 2008, the Company recorded $57,941 as interest and financing expense relating to convertible debentures. Accrued interest as at March 31, 2008 for all outstanding debentures totaled $182,042.

The total value of the principal of the seven convertible debentures, the ten long-term convertible promissory notes and the two long-term notes payable outstanding as of March 31, 2008 was $9,939,362. Repayment of this principle is due according to the following schedule:

	2008	2009	2010	2011	2012
Convertible debentures	-	-	3,320,000	-	-
Long-term convertible promissory notes	-	-	5,919,362	-	-
Long-term notes payable	-	-	700,000	-	-
Total	-	-	9,939,362	-	-

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 6 — Related Party Transactions

The Company has entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2008 and 2007, the Company recognized consulting expense of $22,500 and $22,500 respectively. The balance of $75,000 was due to Mr. Mueller at March 31, 2008.

The Company has entered into an agreement with Nora Coccaro, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2008 and 2007, the Company recognized consulting expense of $24,000 and $22,500 respectively. The balance of $9,000 was due to Ms. Coccaro at March 31, 2008.

The Company has entered into an agreement with Gil Burciaga, a director of the Company for consulting services. During the three months ended March 31, 2008 and 2007, the Company recognized consulting expense of $37,500 and $Nil respectively. The balance of $37,500 was due to Mr. Burciaga at March 31, 2008.

Note 7 — Stockholders’ Equity Transactions
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

Note 8 — Minority Interest
Minority interest relates to the 10% interest in County Pipeline, LLC that is not held by the Company. This subsidiary was formed in October of 2006 with the purpose of constructing an oil and gas pipeline in Comanche County, Texas.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 9 — Preferred Stock
The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2008.

Note 10 — Warrants

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

Transactions involving the Company’s warrant issuance are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Year Issued	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.30	348,000	2.50	348,000	$0.30
2006	$1.00	6,684,960	1.25	6,684,960	$1.00
2006	$0.72	234,690	1.25	234,690	$0.72

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	—		$—

Granted	348,000		$.30
Exercised	—		$—
Cancelled	(—)	$	(—)
Outstanding at December 31, 2005	348,000		$.30

Granted	6,919,650		$.99
Exercised	—		$—
Cancelled		$
Outstanding at December 31, 2006, 2007 and March 31, 2008	7,267,650		$.96

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 11 — Acquisition of Providence Exploration
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

Note 12 - Agreements

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
March 31, 2008 and 2007

Note 13 – Commitments and Contingencies

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

Note 15 — Stock Based Compensation
The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share Based Payment” as described in Note 1. No stock options were granted in 2008 and 2007. No stock options were outstanding at March 31, 2008.

Note 16 — Reverse Common Stock Split
Effective August 25, 2003, the Company approved a 1-for-20 reverse common stock split. All common share amounts, common stock option amounts and per share information have been retroactively adjusted to reflect this common stock split in the accompanying financial statements.

Note 17 — Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Note 17 — Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

Note 18 — Subsequent Events
None.

End of Notes to Financial Statements

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

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

Net Proved Reserves (1, 2)

	Natural Gas (millions of cubic feet)	Crude Oil and Natural Gas Liquids (thousands of barrels)
December 31, 2006	-	-
Purchase of reserves in place	-	-
Production	-	-
Adjustment for uneconomic wells	-	-
December 31, 2007 and March 31, 2008	-	-

Developed	-	-
Undeveloped	-	-
Total	-	-

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

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
March 31, 2008 and 2007

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

Capitalized Costs

March 31, 2008	United States
Proved oil and gas properties	$ -
Unproved oil and gas properties	14,115,585
Total capital costs	14,115,585
Accumulated depletion	(-)
Net capitalized costs	$ 14,115,585

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

Supplemental Oil and Gas Information – FAS69 (continued)

Costs Incurred

United States
Years ended March 31, 2008
Acquisitions:
Proved reserves	$ -
Unproved reserves	-
Total acquisitions	-
Exploration costs	-
Development costs	-
Asset retirement obligations	-
Total costs incurred	$ -

.

.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

The Company is involved in oil and gas exploration through its wholly owned subsidiary, Providence Exploration, LLC (“Providence Exploration”). We have oil and gas lease hold interests in Val Verde, Comanche, and Hamilton Counties, Texas.

Val Verde County

The Company’s interests in Val Verde County include 12,832 acres of oil and gas leases containing multiple target zones within a large structure delineated by prior seismic and drilling in the area. The Val Verde leases lie along a trend that has produced from multiple large gas fields, including the Gomez field, which has produced 10.6 trillion cubic feet to date, the Brown Bassett, which has produced 1.6 trillion cubic feet to date, and the JM Field, which has produced 650 billion cubic feet to date.

The Company is now in the later stages of processing seismic data obtained from the Val Verde leases. Several geological features have been identified that require further interpretation prior to defining potential drill targets. We are currently evaluating the seismic information and reviewing area maps in an effort to generate additional data on the leases. Meanwhile, the Company’s management and consultants are reviewing general geological and reservoir attributes in order to optimize seismic processing for mapping fractured reservoirs. The ultimate seismic challenge facing the Company is to map the most productive pays from Ellenberger carbonate to Strawn carbonate represented by compartmentalized and hydro-thermally fractured dolomitic reservoirs. The anticipated final processing of seismic data by our team of dedicated professionals is expected in May 2008.

Over the next twelve months we intend to initiate drilling on the Val Verde leases based upon the results of our final seismic analysis. The drilling, which will include multiple deep drilling targets for natural gas production, is anticipated to begin within the third quarter of 2008.

Comanche and Hamilton Counties

The Company’s interests in Comanche and Hamilton Counties included 7,374 acres of oil and gas leases. Seismic work was completed on the leases in 2006. Initial drill targets were identified and Harding Company drilled four wells. None of the wells indicated that commercial quantities of gas that could be produced on an economic basis and were abandoned. We now retain approximately 3,000 acres of the original acreage leased in Comanche and Hamilton Counties as several of the leases have expired due to non-production. No additional wells are anticipated for these leases until such time as further evaluation of existing work is completed.

Over the next twelve months we intend to evaluate the prospect of further development of acreage that remains under lease in Comanche and Hamilton Counties.

Additional Discussion and Analysis

The Company’s business development strategy is prone to significant risks and uncertainties that can have an immediate impact on efforts to realize net cash flow. In the near term, we will not be able to generate sufficient cash flow from operations to sustain our business as we continue to incur lease development expenses without any corresponding revenue. Further, we can offer no assurance that our efforts to identify commercial quantities of oil or gas that can be produced economically will be successful or that the Company will ever produce revenue from oil and gas exploration activities.

Results of Operations

During the three months ended March 31, 2008, the Company was involved in evaluating seismic data obtained from the Val Verde leases as well as satisfying continuous public disclosure requirements.

The Company has been funded since inception primarily from public or private debt or equity placements. While we expect to begin oil and gas drilling operations on our Val Verde leases in the third quarter of 2008, we can provide no assurance that we will produce revenue within the next twelve months

Net Losses

For the period from inception until March 31, 2008, the Company incurred net losses of $39,115,206. Net losses for the three month period ended March 31, 2008 were $996,247 as compared to $277,574 for the three month period ended March 31, 2007. The increase in net losses over the comparative periods can be attributed to an increase in interest expenses. We did not generate any revenue during the current period.

We will likely continue to operate at a loss through fiscal 2008 due to the nature of the Company’s oil and gas exploration and development operations and we cannot determine whether we will ever generate revenues from operations.

Expenses

General and administrative expenses for the three month period ended March 31, 2008 were $188,019 as compared to $220,469 for the three month period ended March 31, 2007. The decrease in general and administrative expenses over the comparative periods can be primarily attributed to decreases in legal, consulting, and accounting costs. We expect that general and administrative expenses will remain relatively consistent in future periods.

Other Income (Expenses)

Interest expense for the three month period ended March 31, 2008 was $808,682 as compared to $68,400 for the three month period ended March 31, 2007. Of the interest expense in the current period, $576,799 is due to the amortization of the discount on the face value of our long-term promissory notes. Interest income for the three month period ended March 31, 2008 was $454 as compared to $11,295 for the three month period ended March 31, 2007

Depreciation, amortization and impairment expenses for the three month periods ended March 31, 2008 and 2007 were $20,399 and $8,100 respectively.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had an effect on operations due to the increased interest in oil and gas exploration over the last three years which has increased prices for labor, maintenance services and equipment. We believe that we can offset inflationary increases by improving operating efficiencies.

Capital Expenditures

The Company spent no amounts on capital expenditures for the period from February 17, 1993 (inception) to March 31, 2008, except those costs of unproved oil and gas properties, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

For the period from inception until March 31, 2008, the Company’s cash flow used in operating activities was $4,526,753. Cash flows used in operating activities for the three month period ended March 31, 2008 were $140,845 compared to $512,346 for the three month period ended March 31, 2007. The cash flows used in operating activities during the current period is due primarily to general and administrative expenses.

For the period from inception until March 31, 2008, the Company’s cash flow used in investing activities was $17,622,021. Cash flows provided by investing activities for the three month period ended March 31, 2008 were $60,000 compared to cash flows used in investing activities $1,103,425 for the three month period ended March 31, 2007. Cash flows provided by investing activities in the current period are from cash collected from a note receivable.

For the period from inception until March 31, 2008, the Company’s cash flow provided by financing activities was $23,233,504. Cash flows provided by financing activities for the three month period ended March 31, 2008 were $0 compared to $533,956 for the three month period ended March 31, 2007.

The Company had current assets of $1,374,730 as of March 31, 2008 which consisted of cash on hand of $1,084,730 and a note receivable of $290,000. We had total assets of $15,490,315 as of March 31, 2008 which consisted of current assets as well as undeveloped oil and gas leases. We had current liabilities of $1,835,734 and total liabilities of $7,289,049 as of March 31, 2008. Stockholders equity in the Company was $8,050,293 as of March 31, 2008.

We had a working capital deficit of $461,004 as of March 31, 2008, and have funded our cash needs from inception primarily through a series of debt and equity transactions, including several private placements. We do not believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve months. No assurances can be given that additional funding, needed to explore and develop our lease interests, will be available to us on acceptable terms or at all. Our inability to obtain funding would have a material adverse affect on our business.

The Company has no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern due to significant losses from operations and dependence on financings to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan cannot assure revenue within the next twelve months, management’s plan to maintain our ability to continue as a going concern includes: (i) the private placement of debt or equity; (ii) realizing prospective oil and gas revenues; (iii) obtaining shareholder loans; and (iv) converting existing debt to equity.

Although management believes that they will be able to obtain the funding necessary for us to continue as a going concern there can be no assurances that the anticipated means for maintaining this objective will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2007, the Company’s auditors discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s auditors believe that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management had not identified any material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

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

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Should the Company fail to produce oil and gas revenue we may continue to operate at a loss and might never be profitable.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended December 31, 2007 and December 31, 2006 expressed substantial doubt as to its ability to continue as a going concern due to our dependence on financings as well the accumulation of significant losses of $38,118,959 as of December 31, 2007 which amount increased to $39,115,206 as of March 31, 2008. Unless we are able to overcome our dependence on financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

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

The Company has not, to date, generated revenue from operations and may not generate revenue over the next twelve months. Should the Company be unable to realize revenue over the next twelve months, it will be forced to continue to raise capital to remain in operation. We have no commitments for the provision of additional capital and can offer no assurance that such capital will be available as necessary to sustain operations.

Risks Related to the Oil and Gas Industry

Oil and natural gas drilling and producing operations involve risks which could result in net losses.

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

The results of the Company’s operations depend on the exploration and operational efforts of TRNCO Petroleum Corporation, Dawson Geophysical, Fairfield Industries, Harding Company and certain consultants, all of whom are third parties.

Exploration efforts through seismic exploration, processing and interpretation in Val Verde County have been provided by TRNCO Petroleum Corporation, Dawson Geophysical, Fairfield Industries, Sam Ting and Bill Purves, while drilling on the leases will be conducted by a third party. Exploration and operational efforts through seismic exploration, drilling and operation in Comanche and Hamilton Counties have been provided by Harding Company. Despite being experienced in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede our own prospect of success.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 39 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.

/s/ Gilbert Burciaga                              May 14, 2008

Gilbert Burciaga

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

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

3(ii)(b)*       Amended and Restated Bylaws of the Company (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006).

10(i)*     Consulting Agreement between the Company and Markus Mueller dated May 1, 2003 (incorporated by reference from the Form 8-K filed with the Commission on November 17, 2003).

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

10(iv)*       Joint Venture Agreement between Providence Exploration and Harding Company, dated October 1, 2005 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).

10(v)*       Agreement for Purchase and Sale between Providence Exploration and Global Mineral Solutions, L.P., dated February 22, 2006 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).

10(vi)*       Securities Exchange Agreement dated April 10, 2006, between the Company, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on April 14, 2006).

10(vii)*       Note Exchange Agreement dated April 10, 2006, between the Company and the holders of certain promissory notes issued by Providence Exploration (filed on Form 8-K with the Commission on April 14, 2006).

10(viii)*       Amendment to the Terms of the Securities Exchange Agreement dated effective as of May 26, 2006, between the Company, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006).

10(ix)*       Amendment to the Terms of the Note Exchange Agreement dated effective as of May 26, 2006, between the Company and the holders of certain promissory notes issued by Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006).

10(x)*       Consulting Agreement with Eastgate Associates Ltd., dated April 1, 2006 (incorporated by reference from the Form 10-QSB filed with the Commission on November 13, 2006).

10(xi)*       Letter Agreement between Providence Exploration and Harding Company, dated March 30, 2006 (incorporated by reference from the Form SB2/A-2 filed with the Commission on February 28, 2007).

10(xii)*       Exploration and development agreement with Miller Energy, LLC and certain of its affiliates dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).

10(xiii)*       Secured Revolving Convertible Promissory Note with Miller Energy, LLC dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).

14*       Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10-QSB filed with the Commission on November 17, 2004).

21*     Subsidiaries of the Company (incorporated by reference from the form 10-K filed with the Commission on April 7, 2008).

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