Form 10-Q
period 2008-06-30
PROVIDENCE RESOURCES INC
filed 2008-08-14
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

At August 14, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 60,261,118.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	7
Notes to Unaudited Consolidated Financial Statements	9
Supplemental Oil and Gas Information - FAS69	22
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	33
ITEM 4T. Controls and Procedures	33

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3. Defaults upon Senior Securities	39
ITEM 4. Submission of Matters to a Vote of Securities Holders	39
ITEM 5. Other Information	40
ITEM 6. Exhibits	40
Signatures	41
Index to Exhibits	42

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

PROVIDENCE RESOURCES, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$1,108,091	$1,180,147
Note receivable	250,000	350,000
Prepaid expenses	-	34,168
Total current assets	1,358,091	1,564,315

PROPERTY AND EQUIPMENT:
Oil and gas leases – undeveloped	12,115,585	14,115,585
Total property and equipment	12,115,585	14,115,585

OTHER ASSETS:
Loan origination fees, net of amortization of $73,250	-	20,399
Total other assets	-	20,399

Total assets	$13,473,676	$15,700,299

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,082,969	$1,082,222
Accrued expenses	877,508	539,413
Related party payables	83,000	135,500
Short-term note payable	-	500,000
Short-term convertible promissory notes	-	780,821
Current portion of long-term notes payable	-	773,925
Total current liabilities	2,043,477	3,811,881

CONVERTIBLE DEBENTURES (Note 5)	3,320,000	3,320,000
LONG-TERM CONVERTIBLE PROMISSORY NOTES (Note 3)	1,949,290	1,075,695
LONG-TERM NOTES PAYABLE (Note 4)	700,000	200,000

Total liabilities	8,012,767	8,407,576

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY	150,973	150,973

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
60,261,118 and 59,161,118 shares issued and outstanding, respectively	6,026	5,916
Additional paid-in capital	48,280,573	45,240,221
Accumulated other comprehensive income	-	14,572
Deficit accumulated during the development stage	(42,976,663)	(38,118,959)
Total stockholder's equity	5,309,936	7,141,750
Total liabilities and stockholders' equity	$13,473,676	$15,700,299

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months and six months ended June 30, 2008 and 2007 and Cumulative Amounts
(Unaudited)

					Inception on
					February 17,
	Three months ended June 30,		Six months ended June 30,		1993 through
	2008	2007	2008	2007	June 30, 2008

Sales	$-	$-	$-	$-	$350
Cost of Sales	-	-	-	-	25,427

Gross profit	-	-	-	-	25,777

General and administrative expenses	(1,169,258)	(292,539)	(1,357,277)	(513,008)	(9,933,303)

Loss from operations	(1,169,258)	(292,539)	(1,357,277)	(513,008)	(9,907,526)

Other income (expense):
Interest expense	(767,691)	(280,327)	(1,576,373)	(348,727)	(8,574,301)
Debt conversion expense	(25,000)	(162,444)	(25,000)	(162,444)	(187,444)
Interest income	492	4,067	946	15,362	475,258
Non-refundable option	100,000	-	100,000	-	100,000
Impairment of capital assets	(2,000,000)	-	(2,000,000)	-	(21,390,826)
Loss on disposal of assets	-	-	-	-	(35,899)

Loss before provision for minority interest,
income taxes and discontinued operations	(3,861,457)	(731,243)	(4,857,704)	(1,008,817)	(39,520,738)

Minority interest	-	-	-	-	53,854

Loss before provision for income taxes
and discontinued operations	(3,861,457)	(731,243)	(4,857,704)	(1,008,817)	(39,466,884)

Provision for income taxes	-	-	-	-	-

Net Loss	(3,861,457)	(731,243)	(4,857,704)	(1,008,817)	(39,466,884)

Continued from previous page

Loss before discontinued operations – repeated from previous page	(3,861,457)	(731,243)	(4,857,704)	(1,008,817)	(39,466,884)

Gain (loss) from discontinued operations, net of tax	-	-	-	-	(3,407,279)

Net loss before cumulative effect
of accounting change	(3,861,457)	(731,243)	(4,857,704)	(1,008,817)	(42,874,163)

Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)

Net loss	(3,861,457)	(731,243)	(4,857,704)	(1,008,817)	(42,976,663)

Loss per share from continuing operations - basic and diluted	$(0.06)	$(0.01)	$(0.08)	$(0.02)

Net Loss per common share - basic and diluted	$(0.06)	$(0.01)	$(0.08)	$(0.02)

Weighted average common shares - basic and diluted	59,572,100	52,534,000	59,366,600	52,196,600

Net loss	(3,861,457)	(731,243)	(4,857,704)	(1,008,817)	(42,976,663)

Other comprehensive income
Foreign currency translation adjustment	-	(5)	(14,572)	(13)	-

Net comprehensive income (loss)	$(3,861,457)	$(731,248)	$(4,872,276)	$(1,008,830)	$(42,976,663)

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Six months ended June 30, 2008 and 2007 and Cumulative Amounts (Unaudited)

			Inception on
			February 17, 1993
	Six months ended June 30,		through
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(4,857,704)	$(1,008,817)	$(42,976,663)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	246,500	645,000
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	195,000	12,356	599,761
Additional value of shares issued for debt and services conversion	25,000	162,444	3,176,831
Options issued for services	901,100	-	901,100
Amortization of conversion rights on debt	1,092,774	170,211	2,040,958
Depreciation, amortization and impairment	2,020,399	16,200	21,647,455
Minority interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
Loss on disposal of assets	-	-	35,899
(Increase) decrease in:
Accounts receivable and prepaid expenses	34,168		144,893
Inventory	-	-	374,515
Accounts payable	747	392,026	1,679,993
Accrued expenses	483,532	120,044	1,079,455
Related party payables	(52,500)	(59,500)	183,312

Net cash used in operating activities	(157,484)	51,464	(4,543,392)

Cash flows from investing activities:
Advances to Providence Exploration prior to acquisition	-	-	(8,886,761)
Cash of Providence Exploration on acquisition date	-	-	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	-	(3,835,697)	(8,717,517)
Cash collected from notes receivable	100,000	-	100,000
Issuance of notes receivable	-	-	(616)

Net cash used in investing activities	100,000	(3,835,697)	(17,582,021)

Continued from previous page
Cash flow from financing activities:
Current portion of long-term notes payable	-	500,000	1,392,999
Proceeds from convertible promissory notes payable	-	2,000,000	5,000,000
Issuance of common stock	-	166,500	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	33,956	136,915
Proceeds from (payments for) convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)

Net cash provided by financing activities	-	2,700,456	23,233,504

Change in accumulated other comprehensive income	(14,572)	(13)	-

Net increase (decrease) in cash	(72,056)	(1,083,790)	1,108,091

Cash, beginning of period	1,180,147	1,540,145	-

Cash, end of period	$1,108,091	$456,355	$1,108,091

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities (Note 10)

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) and its wholly owned subsidiaries, Healthbridge AG, Providence Exploration LLC (“Providence Exploration”), PDX Drilling, LLC, Providence Resources, LLC, and a ninety percent interest in Comanche County Pipeline, LLC (collectively “the Company”).
The Company was organized as “Healthbridge, Inc.” on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary during 2002. The Company changed its name to “Providence Resources, Inc.” on September 29, 2006.

Providence Exploration was formed on July 12, 2005. On November 21, 2005, the Company executed a letter of intent to acquire Providence Exploration and on September 29, 2006, the Company acquired Providence Exploration as a wholly owned subsidiary, pursuant to the closing of a Securities Exchange Agreement and a Note Exchange Agreement. In October of 2006, Providence Exploration entered into an agreement to form Comanche County Pipeline, LLC with the purpose of constructing an oil and gas pipeline in Comanche County, Texas.
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

Providence Exploration has been involved in exploration activities for the recovery of oil and gas from the Marble Falls and Barnett Shale formations in the Fort Worth basin and from the Ellenburger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs in Val Verde County. The Fort Worth basin prospects included approximately 7,374 acres of oil and gas leases and the Val Verde County prospects include approximately 12,832 acres of oil and gas leases. Providence Exploration has a 90% working interest and its joint venture operating partner, Harding Company, has a 10% working interest in the Fort Worth basin projects.

As of June 30, 2008 the full value of the Fort Worth basin prospects and the Comanche County Pipeline LLC had been impaired due to a failure to produce commercial quantities of oil or gas from the prospects that lead to the expiration of the leases.

The Company is considered a development stage company as defined in SFAS No. 7.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and June 30, 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the operating results for the full year.

Oil and Gas Leases Not Subject to Amortization

Oil and gas lease costs were recorded at cost and consisted of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation, impaired as of June 30, 2008 and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. The leases are undeveloped at June 30, 2008, and accordingly no depletion is included in the accompanying consolidated financial statements.

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs. Prior to acquisition on September 29, 2006, Providence Exploration capitalized $3,278,647 in exploration costs, which costs have now been impaired. No costs related to production, general corporate overhead, or similar activities were capitalized. As of June 30, 2008, the Company only has capitalized costs of unproved properties acquired and related exploration costs in connection with the Val Verde County leases. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of June 30, 2008.

Intangible Assets

Costs associated with the acquisition of definite life intangibles are capitalized and amortized over their useful life. Costs of property acquisition, exploration and development are capitalized and subjected to a quarterly impairment (ceiling) test, based on the net present value of proved reserves on the property. Management will write this intangible down to its net realizable value at the time impairment appears to exist. During fiscal 2007, management determined that due to the dry holes experienced to date, that the carrying values of the Company’s oil and gas leases and its oil and gas pipeline exceeded the ceiling test amounts pursuant to Regulation S-X, Rule 4-10. Accordingly, the Company recorded impairment charges of $17,881,092 and $1,509,734 on the leases and pipeline respectively. During fiscal 2008, the Company recorded impairment charges of $2,000,000 on the leases.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At June 30, 2008, the Company had $1,108,091 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

On June 13, 2008, the Company adopted the 2008 Stock Option Plan (the “Plan”). The Plan provides eligible persons the opportunity to acquire a proprietary interest in the corporation through the grant of up to 2,000,000 incentive stock options (“ISO”) and 23,000,000 non-statutory stock options (“NSO”). No option shall have a term in excess of 10 years measured from the option grant date

Earnings Per Share

The numerator for the earnings per share calculation is the net loss for the period. The denominator is the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 7,267,650 stock equivalents of warrants at June 30, 2008 that were excluded from the calculation of diluted earnings per share. The Company had 4,650,000 options outstanding at June 30, 2008 under the 2008 Stock Option Plan. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Earnings Per Share computation for Continuing operations:
                                                                                                                      Six months ended June 30,

                                                                                                                                               2008                                         2007

          Numerator – (loss from continuing operations)                                  $     (4,857,704)               $     (1,008,817)

          Denominator – weighted average

           number of shares outstanding                                                                 59,366,600                       52,196,600

          Loss per share                                                                                  $            (0.08)                 $             (0.02)

Earnings Per Share computation from Discontinued Operations:

                                                                                                                                                   Six months ended June 30,

                                                                                                          2008                                2007

          Numerator – (loss from discontinued operations)                                $              Nil                     $             Nil

          Denominator – weighted average

           number of shares outstanding                                                                59,366,600                        52,196,600

          Loss per share-discontinued operations                                                 $           (0.00)                     $         (0.00)

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Earnings Per Share computation for Net Income:

                                                                                          Six months ended June 30,

                                                                         2008                         2007

          Numerator – (Net Loss)                                    $     (4,857,704)          $     (1,008,817)

          Denominator – weighted average

           number of shares outstanding                                   59,366,600                52,196,600

          Loss per share                                                  $            (0.08)            $          (0.02)

Reclassifications

Certain amounts in the 2007 financial statements may have been reclassified to conform to the 2008 presentation.

Note 2 — Going Concern

As of June 30, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses of $42,976,663 since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that additional funding may be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations in the event that such funding becomes necessary.

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
June 30, 2008 and 2007

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

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,000,000
Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,400,000
Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 100,000
Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 600,000
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 400,000
Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 250,000
Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 250,000
Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,000,000
Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	$ 4 96,174
Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share	$ 423,188

Total Principal Long-Term Convertible Promissory Notes Payable	$ 5,919,362
Less: unamortized discount	($ 3,970,072)

Net book value	$1,949,290

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 3 – Long-term Convertible Promissory Notes (continued)

For the six months ended June 30, 2008, the Company recorded $309,182 as interest and financing expense relating to long-term convertible promissory notes. Accrued interest as at June 30, 2008 for the outstanding long-term convertible promissory notes totaled $529,483.

The fair value of the conversion option on the long-term promissory notes using the intrinsic value method was recorded as a discount on the face value of the notes. This amount will be amortized using the straight-line method over the term of the notes. In the six months ended June 30, 2008, the Company recorded $1,092,774 as interest expense due to amortization of the discount.

Note 4 – Long-term Notes Payable

Note Payable - Global Convertible Megatrend LTD, unsecured, principal payable in full on February 23, 2010, interest at 10% payable at the end of each fiscal quarter, interest convertible to common shares at $0.08 per share.	500,000
Note Payable – Bluemont Investment Ltd, payable in full by August 8, 2010, including interest at 10%.	200,000

Total	$700,000

For the six months ended June 30, 2008, the Company recorded $34,873 as interest and financing expense relating to long-term notes payable. Accrued interest as at June 30, 2008 for the outstanding long-term notes payable totaled $151,339.

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
June 30, 2008 and 2007

Note 5 – Convertible Debentures (continued)

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

On December 1, 2007, the interest accrued on the seven debentures was partially converted into shares of common stock at between $0.15 and $0.35 per share. The Company issued 994,516 shares for $178,214 of interest owed.

For the six months ended June 30, 2008, the Company recorded $76,406 as interest and financing expense relating to convertible debentures. Accrued interest as at June 30, 2008 for all outstanding debentures totaled $200,507.

The total value of the principal of the seven convertible debentures, the ten long-term convertible promissory notes and the two long-term notes payable outstanding as of June 30, 2008 was $9,939,362. Repayment of this principle is due according to the following schedule:

	2008	2009	2010	2011	2012
Convertible debentures	-	-	3,320,000	-	-
Long-term convertible promissory notes	-	-	5,919,362	-	-
Long-term notes payable	-	-	700,000	-	-
Total	-	-	9,939,362	-	-

Note 6 — Notes Receivable

The Company has a note receivable due from Central Basin Oil Investments for $250,000 as of June 30, 2008. A payment was due on August 1, 2008, for the remaining balance of the note. Subsequent to the period ended June 30, 2008, the note was amended to extend the due date to October 1, 2008.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 7 — Related Party Transactions

The Company entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement had an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2008 and 2007, the Company recognized consulting expense of $22,500 and $45,000 respectively. A balance of $75,000 was due to Mr. Mueller at March 31, 2008. The agreement was terminated on March 31, 2008. The Company issued 500,000 shares of common stock at $0.15 per share in satisfaction of amounts due totaling an aggregate of $75,000. Fair value of shares issued was $100,000. The excess ($25,000) was recorded as a Debt Conversion Expense.

The Company has entered into an agreement with Nora Coccaro, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2008 and 2007, the Company recognized consulting expense of $48,000 and $45,500 respectively. The balance of $8,000 was due to Ms.Coccaro at June 30, 2008.
The Company has entered into an agreement with Gil Burciaga, a director of the Company for consulting services. During the six months ended June 30, 2008 and 2007, the Company recognized consulting expense of $75,000 and $Nil respectively. The balance of $75,000 was due to Mr. Burciaga at June 30, 2008. As of six months ended June 30, 2008 he has vested 4,650,000 stock options. Gil Burciaga was appointed president and CEO of the Company on May 1, 2007. The term of the agreement shall for 4 years beginning on May 1, 2007 and ended on April 30, 2011. The Company will pay Gil Burciaga an annual base salary of $150,000, which shall be payable monthly as it accrues. Mr. Burciaga is entitled to stock options as follows: 1,850,000 Incentive stock options, 5,650,000 Tenure stock options, and Performance stock options if he successfully meets certain performance requirements.

Note 8 — Stockholders’ Equity Transactions

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

Note 8 — Stockholders’ Equity Transactions (continued)

During the six months ended June 30, 2008, the Company issued 500,000 shares of common stock to Markus Mueller, a director of the Company, at $0.15 per share in satisfaction of amounts due for consulting services totaling an aggregate of $75,000. Fair value of shares issued was $100,000. The excess ($25,000) was recorded as a Debt Conversion Expense.

During the six months ended June 30, 2008, the Company entered into an agreement with Edward Moses for his services as a director. For his services rendered, the Company issued 100,000 shares of common stock in satisfaction of amounts due of $20,000.

During the six months ended June 30, 2008, the Company entered into an agreement with Bill Purves for his advisory services. For his services rendered, the Company issued 500,000 shares of common stock in satisfaction of amounts due $100,000.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 9 — Warrants

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

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 9 — Warrants (continued)

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2004	—		$—

Granted	348,000		$.30
Exercised	—		$—
Cancelled	(—)	$	(—)
Outstanding at December 31, 2005	348,000		$.30

Granted	6,919,650		$.99
Exercised	—		$—
Cancelled		$
Outstanding at December 31, 2006, 2007 and June 30, 2008	7,267,650		$.96

Note 10 – Options

The options issued under the Option Grant Program are intended to be either incentive stock options or non-statutory stock options exempt from Code Section 409A. Gil Burciaga earned 4,500,000 stock options on the signing date of his contract with the Company. And 150,000 stock options were earned as of June 30, 2008.

	Options Outstanding			Options Exercisable
Year Issued	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$0.20	4,650,000	10	4,650,000	$0.20

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 10 – Options - continued

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	—		$—

Granted	4,500,000		$.20
Exercised	—		$—
Cancelled	(—)	$	(—)
Outstanding at June 30, 2008	4,500,000		$.20

Granted	150,000		$.20
Exercised	—		$—
Cancelled		$
Outstanding at December 31, 2007 and June 30, 2008	4,650,000		$.20

Note 11 - Agreements

On June 13, 2008 Providence entered into a four-year employment agreement, effective May 1, 2007, with Gilbert Burciaga, our chief executive officer, chief financial officer, principal accounting officer and one of our directors. The agreement includes an annual base salary of $150,000 and up to 16,187,500 stock options based on certain criteria. These options include 1,850,000 Incentive Stock Options 5,650,000 Tenure Stock Options, and 8,687,500 Performance Stock Options.

On June 5, 2008, the Company entered into an option agreement with Elm Ridge Exploration Company, LLC (“Elm Ridge”). Under the terms of the agreement, Elm Ridge has paid a non-refundable $100,000 for the right to a 30-day option to acquire 50% interest in the Val Verde Prospect. Working closely with Bill Purves, Elm Ridge will preform a title review of the prospect leases and lead a process to further understand the costs and technical requirements for the drilling of this prospect. Elm Ridge and Providence will develop a mutually accepted set of agreements covering the purchase and sale of a 50% interest in the prospects. Subsequent to the period ended June 30, 2008, the Company closed a purchase and sale agreement with Elm Ridge (see Note 14).

Note 12 – Commitments and Contingencies

The royalty on the Company’s Val Verde property is 25% of net revenue. In addition, the Company must make annual installments for property leases in the amounts of $2,858 on each February 24 and $320 on each April 13.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 13 — Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 13 — Recent Accounting Pronouncements (continued)

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

Note 14— Subsequent Events

Subsequent to the period, Providence Exploration entered into a prospect participation and joint operating agreement on July 31, 2008 with Elm Ridge, whereby Elm Ridge acquired a 50% interest in the Val Verde leases at the close of the agreement on August 8, 2008. Under the agreement the Company received a payment of $7,212,000 (including a credit for the $100,000 paid as a non-refundable option) and will be carried on the first two Ellenberger wells by Elm Ridge for $2,000,000. The Company and Elm Ridge have further agreed to hire R.K. Ford & Associates, Inc., for the initial drilling program.

End of Notes to Financial Statements

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

Net Proved Reserves (1, 2)

	Natural Gas (millions of cubic feet)	Crude Oil and Natural Gas Liquids (thousands of barrels)
December 31, 2006	-	-
Purchase of reserves in place	-	-
Production	-	-
Adjustment for uneconomic wells	-	-
December 31, 2007 and June 30, 2008	-	-

Developed	-	-
Undeveloped	-	-
Total	-	-

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

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
June 30, 2008 and 2007

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

Capitalized Costs

June 30, 2008	United States
Proved oil and gas properties	$ -
Unproved oil and gas properties	12,115,585
Total capital costs	12,115,585
Accumulated depletion
Net capitalized costs	$ 12,115,585

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Supplemental Oil and Gas Information – FAS69 (continued)

Costs Incurred

United States
Years ended June 30, 2008
Acquisitions:
Proved reserves	$ -
Unproved reserves	-
Total acquisitions	-
Exploration costs	-
Development costs	-
Asset retirement obligations	-
Total costs incurred	$ -

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008.

Discussion and Analysis

The Company is involved in oil and gas exploration through its wholly owned subsidiary, Providence Exploration, LLC (“Providence Exploration”) in Val Verde County, Texas.

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

In 2007 we performed an extensive 3D-seismic acquisition program on our Val Verde leases, supervised and interpreted by TRNCO Petroleum Corporation of Midland, Texas. From these results we have identified about 25 drilling targets. Our initial two well drilling program will target the Ellenberger formation at a depth of around 16,000 feet. Drilling is scheduled to begin on or before October 1, 2008.

On June 5, 2008, the Company entered into an option agreement with Elm Ridge Exploration Company, LLC (“Elm Ridge”) of New Mexico. Under the terms of the agreement, Elm Ridge paid a non-refundable fee of $100,000 for the right to a 30-day option to acquire a 50% interest in the Val Verde leases. On July 31, 2008 Providence Exploration signed a prospect participation and joint operating agreement with Elm Ridge entitling Elm Ridge to acquire a 50% interest in the Val Verde leases. On August 8, 2008 the prospect participation and joint operating agreement closed on the Company’s receipt of $7,212,000 (including a credit for the $100,000 paid as a non-refundable option) and Elm Ridge’s commitment to carry the Company for $2,000,000 on the first two Ellenberger wells. The Company and Elm Ridge have further agreed to hire R.K. Ford & Associates, Inc., a Midland Texas based drilling and completion company, for the initial drilling program.

Comanche and Hamilton Counties

The Company’s interests in Comanche and Hamilton Counties included 7,374 acres of oil and gas leases. Seismic work was completed on the leases in 2006 to identify prospective drill targets. Harding Company drilled four wells none of which wells indicated commercial quantities of gas. All four wells have now been abandoned and these leases which have been fully impaired at June 30, 2008.

Additional Discussion and Analysis

The Company’s business development strategy is prone to significant risks and uncertainties certain of which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated expansion of its initial drilling program. Historically, the Company has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations of oil and gas production will prove correct or that any production realized will be sufficient to generate the revenue required for our continued operation. Should we be unable to generate sufficient cash flow from our anticipated drill program, the Company may be forced to sell assets or seek additional debt or equity financing, as alternatives to the cessation of operations. The success of such measures can in no way be assured.

Results of Operations

During the six months ended June 30, 2008, the Company was involved in evaluating seismic data obtained from the Val Verde leases, identifying prospective partners for the prospective drilling program, addressing outstanding issues related to the Hamilton and Comanche exploration and development program, concluding an option agreement with Elm Ridge in anticipation of concluding the prospect participation and joint operating agreement, and satisfying continuous public disclosure requirements.

While we expect to begin oil and gas drilling operations on our Val Verde leases on or before October 1, 2008, we can provide no assurance that such operations will produce economically recoverable quantities of oil and gas.

Net Losses

For the period from inception until June 30, 2008, the Company incurred net losses of $42,976,663. Net losses for the three month period ended June 30, 2008 were $3,861,457 as compared to $731,243 for the three month period ended June 30, 2007. Net losses for the six month period ended June 30, 2008 were $4,857,704 as compared to $1,008,817 for the six month period ended June 30, 2007. The increase in net losses over the comparative periods can be primarily attributed to an increase in general and administrative expenses, interest expenses, and an impairment of capital assets. We have not generated any revenue during the current period.

We will likely continue to operate at a loss through fiscal 2008 and due to the nature of the Company’s oil and gas exploration and development operations cannot determine whether we will ever generate revenues from operations.

Expenses

General and administrative expenses for the three month period ended June 30, 2008 were $1,169,258 as compared to $292,539 for the three month period ended June 30, 2007. General and administrative expenses for the six month period ended June 30, 2008 were $1,357,277 as compared to $513,008 for the six month period ended June 30, 2007. The increase in general and administrative expenses over the comparative periods can be primarily attributed to the expense related to the grant of stock options to our executive officer. We expect general and administrative expenses to decrease in future periods.

Other Income (Expenses)

Other expenses for the three month period ended June 30, 2008 were $2,692,199 as compared to $438,704 for the three month period ended June 30, 2007. Other expenses for the six month period ended June 30, 2008 were $3,500,427 as compared to $495,809 for the six month period ended June 30, 2007. The increase in other expenses over the comparative periods can be attributed to the increase in interest expense as well as the $2,000,000 impairment on our oil and gas leases Comanche and Hamilton Counties offset by the $100,000 non-refundable option payment received from Elm Ridge.

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

Capital Expenditures

The Company has spent significant amounts on capital expenditures for the period from February 17, 1993 (inception) to June 30, 2008 on unproved oil and gas properties, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company has been in the development stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

At June 30, 2008, the company’s working capital deficit was $685,386. The Company had current assets of $1,358,091 as of June 30, 2008 which consisted of cash on hand of $1,108,091 and a note receivable of $250,000. We had total assets of $13,473,676 which included undeveloped oil and gas leases. Our current liabilities were $2,043,477, including accounts payable of $1,082,969, accrued expenses of $877,508, and related party payables of $83,000. Our total liabilities were $8,012,767, including convertible debentures of $3,320,000, convertible promissory notes of $1,949,290, and notes payable of $700,000. Stockholders equity in the Company was $5,309,936 as of June 30, 2008.

For the period from inception until June 30, 2008, the Company’s cash flow used in operating activities was $4,543,392. Cash flows used in operating activities for the six month period ended June 30, 2008 were $157,484 compared to cash flows provided by operating activities of $51,464 for the six month period ended June 30, 2007. The cash flows used in operating activities during the current period is due primarily to net losses and related party payables. Depreciation and amortization for the six month periods ended June 30, 2008 and 2007 was $2,020,399 and $16,200 respectively.

For the period from inception until June 30, 2008, the Company’s cash flow used in investing activities was $17,582,021. Cash flows provided by investing activities for the six month period ended June 30, 2008 were $100,000 compared to cash flows used in investing activities of $3,835,697 for the six month period ended June 30, 2007. Cash flows provided by investing activities in the current period are from cash collected from a note receivable in connection with the sale of a rig and related equipment.

For the period from inception until June 30, 2008, the Company’s cash flow provided by financing activities was $23,233,504. Cash flows provided by financing activities for the six month period ended June 30, 2008 were $0 compared to $2,700,456 for the six month period ended June 30, 2007.

We have funded our cash needs from inception primarily through a series of debt and equity transactions, including several private placements. We do not believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve months. No assurances can be given that additional funding, needed to explore and develop our lease interests, will be available to us on acceptable terms or at all. Our inability to obtain funding would have a material adverse affect on our business.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2008.

Commitments for future capital expenditures to the Company’s anticipated drill program were material at quarter-end.

The Company has a defined benefit plan and contractual commitments with certain of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern due to significant losses from operations and dependence on financings to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern requires that we either realize net income from operations or obtain funding from outside sources. Since our business plan cannot assure revenue within the next twelve months, management’s plan to maintain our ability to continue as a going concern includes: (i) the private placement of debt or equity; (ii) entering into joint venture agreements to fund exploration and development; (iii) realizing prospective oil and gas revenues; (iv) obtaining shareholder loans; and (v) converting existing debt to equity.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	uncertainties related to oil and gas exploration and development;

•	our ability to generate revenues through oil and gas production to fund future operations;

•	our ability to raise additional capital to fund cash requirements for future operations; and

•	the volatility of the stock market and general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

2008 Stock Option Plan

On June 13, 2008, the board of directors approved the Company’s 2008 Stock Option Plan (“Plan”) for which the Company is currently seeking stockholder approval. The Plan is intended to promote the interests of Company by providing eligible persons with the opportunity to acquire or increase their proprietary interest in the Company as an incentive for them to continue their employment or service. The maximum number of shares of common stock that may be issued over the ten (10) year term of the Plan cannot exceed twenty five million (25,000,000) shares, two million (2,000,000) of which may be issued as incentive stock options (“ISO”) and twenty three million (23,000,000) may be issued as non-statutory stock options (“NSO”). Employees are eligible for ISOs and NSOs under the Plan. Non-employee members of the board of directors and consultants are eligible for NSOs. If stockholder approval is not obtained, no options may be exercised under the Plan. The Company has granted up to 16,187,500 options under the Plan to date, pending stockholder approval.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Should the Company fail to produce oil and gas revenue we may continue to operate at a loss and might never become profitable.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended December 31, 2007 and December 31, 2006 expressed substantial doubt as to its ability to continue as a going concern due to our dependence on financings as well the accumulation of significant losses of $38,118,959 as of December 31, 2007 which amount increased to $42,976,663 as of June 30, 2008. Unless we are able to overcome our dependence on financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

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

The results of the Company’s current operations depend on the exploration and operational efforts of TRNCO Petroleum Corporation, Dawson Geophysical, Fairfield Industries, and certain consultants, all of whom are third parties.

Exploration efforts through seismic exploration, processing and interpretation in Val Verde County have been provided by TRNCO Petroleum Corporation, Dawson Geophysical, Fairfield Industries, Sam Ting and Bill Purves, while drilling on the leases will be conducted by a third party. Exploration and operational efforts through seismic exploration, drilling and operation in Comanche and Hamilton Counties were provided by Harding Company. Despite being experienced in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede our own prospect of success.

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

The Company will require additional funds, either through equity offerings, debt placements or joint ventures to develop our operations. Such additional capital may result in dilution to our current shareholders. Our ability to meet short-term and long-term financial commitments depends on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2008, the Company issued 500,000 shares of common stock to Markus Mueller, in satisfaction of amounts due for consulting services. The shares were issued at $0.15 per share, totaling an aggregate of $75,000. Fair value of shares issued was $100,000. The remaining $25,000 was recorded as a debt conversion expense. The Company agreed to issue the shares relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

The Company complied with the exemption requirements provided by Section 4(2) based on the following factors: (i) the issuance was an isolated private transaction by the Company which did not involve a public offering; (ii) there was only one offeree, a director of the Company, who was issued the Company’s stock for services rendered; (iii) the offeree committed to hold the stock as required by applicable securities laws; (iv) there were no subsequent or contemporaneous public offerings of the stock; (v) the stock was not broken down into smaller denominations; and (vi) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is six months.

The Company complied with the requirements of Regulation S of the Securities Act by (i) having made no directed offering efforts in the United States, (ii) issuing shares only to one offeree, and (iii) ensuring that the offeree to whom the securities were issued was a non-U.S. offeree with an address in a foreign country.

During the six months ended June 30, 2008, the Company issued 100,000 shares of common stock to Edward Moses for his services as a director. The shares were issued at $0.20 per share, totaling an aggregate of $20,000. The Company agreed to issue the shares relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act.

The Company complied with the exemption requirements provided by Section 4(2) and Regulation D based on the following factors: (i) the issuance was an isolated private transaction by the Company which did not involve a public offering; (ii) there was only one offeree who was issued the Company’s stock for services rendered; (iii) the offeree committed to hold the stock as required by applicable securities laws; (iv) there were no subsequent or contemporaneous public offerings of the stock; (v) the stock was not broken down into smaller denominations; and (vi) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

During the six months ended June 30, 2008, the Company issued 500,000 shares of common stock to Bill Purves for his advisory services. The shares were issued at $0.20 per share, totaling an aggregate of $100,000. The Company agreed to issue the shares relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act.

The Company complied with the exemption requirements provided by Section 4(2) and Regulation D based on the following factors: (i) the issuance was an isolated private transaction by the Company which did not involve a public offering; (ii) there was only one offeree who was issued the Company’s stock for services rendered; (iii) the offeree committed to hold the stock as required by applicable securities laws; (iv) there were no subsequent or contemporaneous public offerings of the stock; (v) the stock was not broken down into smaller denominations; and (vi) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 42 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.

/s/ Gilbert Burciaga                         August 14, 2008
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

3(i)(g)*     Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on August 14, 2007).

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

10(ii)*       Agreement for Purchase and Sale between Providence Exploration and Global Mineral Solutions, L.P., dated February 22, 2006 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).

10(iii)*       Securities Exchange Agreement dated April 10, 2006, between the Company, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on April 14, 2006).

10(iv)*       Note Exchange Agreement dated April 10, 2006, between the Company and the holders of certain promissory notes issued by Providence Exploration (filed on Form 8-K with the Commission on April 14, 2006).

10(v)*       Amendment to the Terms of the Securities Exchange Agreement effective as of May 26, 2006, between the Company, Providence Exploration, and the membership unit holders of Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006).

10(vi)*       Amendment to the Terms of the Note Exchange Agreement effective as of May 26, 2006, between the Company and the holders of certain promissory notes issued by Providence Exploration (filed on Form 8-K with the Commission on July 3, 2006).

10(vii)*       Letter Agreement between Providence Exploration and Harding Company, dated March 30, 2006 (incorporated by reference from the Form SB2/A-2 filed with the Commission on February 28, 2007).

10(viii)*      Exploration and development agreement with Miller Energy, LLC and certain of its affiliates dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).

10(ix)*         Secured Revolving Convertible Promissory Note with Miller Energy, LLC dated June 29, 2007 (filed on Form 8-K with the Commission on July 11, 2007).

10(x)            Project Participation Agreement with Elm Ridge Exploration Company, LLC, dated July 31, 2008 (attached).

14*              Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10-QSB filed with the Commission on November 17, 2004).

21*              Subsidiaries (incorporated by reference from the Form 10-K filed with the Commission on April 7, 2008).

31                Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32                Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

*      Incorporated by reference to previous filings of the Company.