Form 10-K/A
period 2007-12-31
PROVIDENCE RESOURCES INC
filed 2008-10-20
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑.

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (49,653,214 shares) was approximately $9,185,845 based on the average closing bid and asked prices ($0.185) for the common stock on October 15, 2008.

At October 17, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 60, 261,118 .

Explanatory Note

This Form 10-K/A has been amended to: (a) clarify our Business section disclosure; (b) correct our Liquidity and Capital Resources subsection and Critical Accounting Pronouncements subsection; (c) insert a revised Report of Independent Registered Public Accounting Firm; (d) revise our financial statements and notes; (e) add to our Controls and Procedures; and (f) modify Exhibit 31.

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

Seismic Exploration – Val Verde County Leases

On March 27, 2007 the Company engaged TRNCO Petroleum Corporation (“TRNCO”) of Midland, Texas to design and implement a high-tech, high-quality 3D seismic survey of the Val Verde County leases. The data collected is intended to illuminate deep gas targets at depths ranging from 14,000 to 16,000 feet in the Ellenberger carbonate, Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs which underlie our leasehold interests over 57 square miles. TRNCO was responsible for supervising the acquisition, processing, licensing and interpretation of the seismic data while Dawson Geophysical Company (“Dawson”) was engaged to obtain the actual 3D seismic data.

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

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

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

Present Activities

As of the date of this current report on Form 10-K/A, the Company is not in the process of drilling wells, installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

Delivery Commitments

The Company has not contracts to provide a fixed and determinable quantity of oil or gas

.

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

Warrants

As of April 1, 2008, the Company has 7,267,650 outstanding warrants. The Company has issued (i) 348,000 common share purchase warrants exercisable at $0.30 per share at any time until December 1, 2010, (ii) 6,684,960 common share purchase warrants exercisable at $1.00 per share at any time until July 25, 2009, (iii) 188,190 common share purchase warrants exercisable at $0.72 per share at any time until November 7, 2009, and (iv) 46,500 common share purchase warrants exercisable at $0.72 per share at any time until November 20, 2009.

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

Other expenses for the year ended December 31, 2007 were $21,117,629 as compared to other expenses of $4,686,197 for the year ended December 31, 2006. This increase in other expenses is primarily due to impairment charges associated with exploration activities in Comanche County. During the year ended December 31, 2007, management determined that the accounting values for our oil and gas leases and our oil and gas pipeline were too high in relation to the probability of recouping expenses attributed to the Comanche County exploration activities. This determination was made based our failure to discover commercial quantities of oil and gas on the Comanche County/Hamilton County leases and those expenses attributed to the construction of a pipeline to non-productive wells. Accordingly, we recorded impairment charges of $17,881,092 on the leases and $1,509,734 on the pipeline. Other expenses were offset by interest income of $25,828 for the year ended December 31, 2007 and $416,306 for the year ended December 31, 2006.

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

Liquidity and Capital Resources

The Company had current assets of $1,564,315 and total assets of $15,700,299 as of December 31, 2007. These assets include cash on hand of $1,180,147 and undeveloped oil and gas leases of $14,115,585. Stockholders equity in the Company was $7,141,750 at December 31, 2007.

Cash flows used in operating activities were $227,453 for the year ended December 31, 2007, compared to cash flows used in operating activities of $211,623 for the year ended December 31, 2006. The cash flows used in operating activities during the current period is due primarily to net losses.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $38,118,959 as of December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2006, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

(An Exploratory Stage Company)
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

Consolidated Statements of Stockholders’ Equity (Deficit)               F-5

Consolidated Statements of Cash Flows                                         F-11

Notes to Consolidated Financial Statements                                    F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Providence Resources, Inc. and Subsidiaries
Austin, Texas

We have audited the accompanying balance sheets of Providence Resources, Inc. and Subsidiaries (An Exploratory Stage Company) at December 31, 2007 and 2006 and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from February 17, 1993 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Resources, Inc. and Subsidiaries at December 31, 2007 and 2006 and the results of its operations and comprehensive loss and its cash flows for the years then ended and from February 17, 1993 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah

October 17, 2008

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$1,180,147	$1,540,145
Note receivable	350,000	-
Drilling rig inventory	-	724,515
Prepaid expenses	34,168	98
Total current assets	1,564,315	2,264,758

PROPERTY AND EQUIPMENT (Note 3) :
Unproved oil and gas properties, not subject to amortization	14,115,585	26,266,981
Oil and gas pipeline (construction in progress)	-	1,170,173
Equipment, net of amortization	-	45,810
Total property and equipment	14,115,585	27,482,964

OTHER ASSETS:
Loan origination fees, net of amortization of $55,851	20,399	45,799
Deposits	-	2,266
Total other assets	20,399	48,065

Total assets	$15,700,299	$29,795,787

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,082,222	$953,803
Accrued expenses	539,413	153,909
Related party payables	135,500	75,000
Short-term note payable (Note 4)	500,000	-
Short-term convertible promissory notes (Note 5)	780,821	-
Current portion of long-term notes payable (Note 7)	773,925	454,099
Total current liabilities	3,811,881	1,636,811

CONVERTIBLE DEBENTURES (Note 8)	3,320,000	3,570,000
LONG-TERM CONVERTIBLE PROMISSORY NOTES (Note 6)	1,075,695	-
LONG-TERM NOTES PAYABLE (Note 7)	200,000	319,826

Total liabilities	8,407,576	5,526,637

COMMITMENTS (Note 16)	-	-
MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY	150,973	117,017

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
59,161,118 and 51,855,539 shares issued and outstanding, respectively	5,916	5,185
Additional paid-in capital	45,240,221	40,047,072
Accumulated other comprehensive income	14,572	14,560
Deficit accumulated during the exploratory stage	(38,118,959)	(15,914,684)

Total stockholder's equity	7,141,750	24,152,133
Total liabilities and stockholders' equity	$15,700,299	$29,795,787

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Years ended December 31, 2007 and 2006 and Cumulative Amounts

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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) February 17, 1993 ( Date of Inception) to December 31, 2007

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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) February 17, 1993 ( Date of Inception) to December 31, 2007
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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) February 17, 1993 ( Date of Inception) to December 31, 2007
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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) February 17, 1993 ( Date of Inception) to December 31, 2007

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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) February 17, 1993 ( Date of Inception) to December 31, 2007
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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) February 17, 1993 ( Date of Inception) to December 31, 2007
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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2007 and 2006 and Cumulative Amounts
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
(An Exploratory Stage Company)

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

The Company is considered an exploratory stage company as defined in SFAS No. 7.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

Unproved Oil and Gas Properties, Not Subject to Amortization

Oil and gas lease costs are recorded at cost and consist of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. These leases are undeveloped at December 31, 2007, and accordingly no depletion is included in the accompanying consolidated financial statements.

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs, and subjected to a quarterly impairment (ceiling) test, based on the net present value of proved reserves on the property. Management will write this intangible down to its net realizable value at the time impairment appears to exist. During fiscal 2007, management determined that due to the dry holes experienced to date, that the carrying values of the Company’s oil and gas leases and its oil and gas pipeline exceeded the ceiling test amounts pursuant to Regulation S-X, Rule 4-10. Accordingly, the Company recorded impairment charges of $17,881,092 and $1,509,734 on the leases and pipeline respectively.

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

Loan Origination Fees

Loan origination fees are amortized on a straight line basis over the 36 month term of the loans.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

Stock-Based Compensation

At December 31, 2007, the Company has stock-based employee compensation plans and the Company accounts for those plans under the recognition and measurement principles of SFAS 123 (R),“Share Based Payment,” and related Interpretations, and has adopted these disclosure provisions.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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
Earnings Per Share computation for Continuing operations:

                                    Years ended December 31,

            2007               2006

          Numerator – (loss from continuing operations)                             $     (22,204,275)          $     (6,761,584)

          Denominator – weighted average

           number of shares outstanding                                                             54,845,406                  28,296,428

          Loss per share                                                                                   $     (0.38)                  $     (0.24)

Earnings Per Share computation from Discontinued Operations:

                                    Years ended December 31,

            2007               2006

          Numerator – (loss from discontinued operations)                                      $     Nil            $     Nil

          Denominator – weighted average

           number of shares outstanding                                                            54,845,406         28,296,428

          Loss per share-discontinued operations                                               $     (0.38)        $      (0.00)

Earnings Per Share computation for Net Income:

                                                                                                        Years ended December 31,

                                                                                                                2007                     2006

          Numerator – (Net Loss)                                                $     (22,204,275)          $     (6,761,584)

          Denominator – weighted average

           number of shares outstanding                                                54,845,406                 28,296,428

          Loss per share                                                                      $     (0.38)                 $     (0.24)

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

Drilling rigs and equipment were recorded at cost and depreciated over their estimated useful lives of ten years using the straight-line method. Office furniture and equipment and vehicles were recorded at cost and depreciated over their estimated useful lives of five to ten years using the straight-line method.
Upon sale and retirement of property and equipment the cost and related accumulated depreciation of the assets were removed from the Company's accounts and a loss was recognized. In the year ended December 31, 2007, the Company recorded a loss on disposal of property and equipment in the amount of $35,899.

                                                           2007            2006
     Drilling rigs and equipment                  -             15,441
           Vehicles                                      -             27,495
     Office furniture and equipment            -            12,659
     Less accumulated depreciation            -           (9,785)

     Equipment, net                                 $ -        $ 45,810

Depreciation expense for the years ended December 31, 2007 and 2006 was $9,911 and $9,544 respectively.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.15 per common share.	$ 1,000,000
Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,400,000
Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 100,000
Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 600,000
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 400,000
Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 250,000
Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 250,000

Total Principal Long-Term Convertible Promissory Notes Payable	$ 4,000,000

Less: unamortized discount	($ 2,924,305)

Net book value	$ 1,075,695

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

On June 13, 2007, the principal amount of the $250,000 debenture to Global Convertible Megatrend Ltd. and $12,357 of accrued interest were converted into shares of common stock at $0.10 per share. After applying the 10% bonus, the Company issued 2,873,563 shares of common stock to extinguish $287,356 of debt consisting of $250,000 of principal repayment and $37,356 in accrued interest and bonus. The Company recorded an interest and finance expense of $139,944 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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
(An Exploratory Stage Company)

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

The Company has entered into an agreement with Nora Coccaro, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2007 and 2006, the Company recognized consulting expense of $109,500 and $406,500 respectively. Of the 2007 charge, $16,000 relates to the fair market value of 100,000 shares of common stock issued to Ms. Coccaro. Of the 2006 charge, $360,000 relates to the fair market value of 300,000 shares of common stock. The balance of $8,000 was due to Ms. Coccaro at December 31, 2007.

The Company has entered into an agreement with Gil Burciaga, a director of the Company for consulting services. During the years ended December 31, 2007 and 2006, the Company recognized consulting expense of $75,000 and $Nil respectively. The balance of $75,000 was due to Mr. Burciaga at December 31, 2007.

Note 10 — Stockholders’ Equity Transactions

During the year ended December 31, 2007, the Company issued 1,450,000 shares of common stock valued at $285,000 for consulting and legal services. The Company recorded an additional interest and financing expense of $22,500 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.

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
(An Exploratory Stage Company)

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
The Company acquired the following fixed assets upon acquisition:

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Drilling rig inventory	$ 724,515
Property and equipment	47,979
Oil and gas leases - undeveloped	24,792,635
$ 25,565,129

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
(An Exploratory Stage Company)

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
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 14 — Acquisition of Providence Exploration
On September 29, 2006, the Company entered into a share purchase agreement pursuant to which the Company acquired 100% control over Providence Exploration through the acquisition of all of its outstanding member shares. This transaction was accounted for using the purchase method as required by SFAS 141 “Business Combinations”.

The purchase price of the transaction required the Company to issue 20,000,000 common shares with a fair market value of $16,000,000. However, at the time of the acquisition, there was an intercompany account balance of $9,189,364 for principal and interest of cash advances made by the Company to Providence Exploration prior to the acquisition, and this balance was eliminated upon the completion of the transaction. Prior to the transaction, Providence Exploration had $73,271 in cash, $724,515 of drilling rig equipment, $47,979 in equipment, $10,402,797 of unproved oil and gas properties, an intercompany balance due to the Company of $9,189,364, debt of $3,571,311, other assets and liabilities with a net balance of negative $449,036. Therefore, Providence Exploration had a net assets deficit of $1,961,149 on the date of the transaction. The $3,571,311 of debt held by Providence Exploration was eliminated on the date of the transaction by the assignment of a portion of the 20,000,000 shares to certain creditors. The fair market value of the shares issued of $16,000,000 plus the net assets deficit of $1,961,149, less the $3,571,311 of debt extinguished as a result of the transaction, amounted to $14,389,838, which was allocated to the value of undeveloped oil and gas leases held by Providence Exploration at the time of the acquisition. Accordingly, the value of the unproved oil and gas properties acquired was recorded at $24,792,635.

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

Effective February 22, 2006, the Company entered into an agreement to purchase oil and gas leases in Val Verde County, Texas. The purchase price was $3,849,600, consisting of $1,924,800 in cash and a $1,924,800 note payable. In March 2006, Harding Company paid the Company $192,480 related to the purchase for a 5% working interest in the the Val Verde lease. In connection with the acquisition of Providence Exploration, the Company issued 3,500,000 shares of common stock valued at $2,800,000 as payment of the outstanding balance for the oil and gas leases in Val Verde County.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 15 – Agreements (continued)

In early 2007, the Company engaged TRNCO Petroleum Corporation (“TRNCO”) of Midland, Texas to design and implement a high-tech, high-quality 3D seismic survey of those leases located in Val Verde County. The data is intended to illuminate deep gas targets at depths ranging from 14,000 to 16,000 feet within the identified carbonates. TRNCO will supervise the acquisition, processing, licensing and interpretation of all seismic data and has engaged Dawson Geophysical Company to be responsible for obtaining the actual 3D seismic data. Founded in 1952, Dawson is a leading provider of onshore seismic data acquisition and processing services that operates two state-of-the-industry data processing centers in Houston and Midland, Texas, staffed by experienced geophysicists. The processing professionals use the latest kits of powerful processing tools and back their analytical excellence with practical geophysical field experience in correlating complex producing horizons. Dawson’s prior experience in the Val Verde Basin is expected to be of considerable benefit to Providence in acquiring reliable 3D seismic data.

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

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 19 — Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on our consolidated financial position or results of operations.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.
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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for our fiscal year ending 2006, we will be required to fully recognize the assets and obligations associated with our defined benefit plans. Effective for fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year. SFAS No. 158 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value option for Financial Assets and Financials Liabilities – Including an Amendment of FASB No. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements. SFAS No. 159 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 19 — Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. SFAS No. 160 becomes effective beginning with our first quarter 2009 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. SFAS No. 141 (revised) becomes effective beginning with our first quarter 2009 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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
(An Exploratory Stage Company)

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
(An Exploratory Stage Company)

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
(An Exploratory Stage Company)

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

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K/A.

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

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro has served as officer and/or director with the following companies:

•	an officer and director (November 2005 to September 2008) of ASP Ventures, Inc., an OTC: BB quoted company without operations,

•	an officer and director (December 2005 to September 2008) of Newtech Resources, Inc., an OTC:BB quoted company without operations, and

•	an officer and director (March 2007 to September 2008) of Enwin Resources, Inc, an OTC: BB quoted company without operations.

•	an officer and director (January 2000 to June 2007) of Sibling Entertainment Corp. (formerly Sona Development Corp.) an OTC: BB quoted company formerly without operations, and

•	an officer and director (February 2000 to January 2004) of SunVesta Inc. (formerly OpenLimit, Inc.), an OTC: BB quoted company formerly involved in credit card encryption technology, and

•	a director (February 2004 to March 2007) of Solar Energy Limited an OTC:BB quoted company involved in the development of alternative sources of energy.

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

Family Relationships

There are no family relationships between or among the directors or executive officers.

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K/A. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gilbert Burciaga CEO, CFO, PAO and director*	2007 2006	75,000 -	- -	- -	- -	- -	- -	- -	75,000 -
Nora Coccaro CEO, CFO, PAO, and director**	2007 2006	93,500 64,500	- -	16,000 360,000	- -	- -	- -	- -	109,500424,500

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K/A:

     Financial Statements of the Company for the years ended December 31, 2007 and 2006:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 32 of this Form 10-K/A, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 17th day of October, 2008.

PROVIDENCE RESOURCES, INC.

/s/ Gilbert Burciaga

Gilbert Burciaga
Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title     Date

/s/ Markus Mueller               Director     October 17, 2008

Markus Mueller

/s/ Gilbert Burciaga               Director     October 17, 2008

Gilbert Burciaga

/s/ Nora Coccaro               Director     October 17, 2008

Nora Coccaro

/s/ Christian Russenberger          Director     October 17, 2008

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