Form 10-Q/A
period 2008-06-30
PROVIDENCE RESOURCES INC
filed 2008-10-20
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	7
Notes to Unaudited Consolidated Financial Statements	9
Supplemental Oil and Gas Information - FAS69	22
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	39
ITEM 4T. Controls and Procedures	39

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	39
ITEM 1A. Risk Factors	39
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3. Defaults upon Senior Securities	45
ITEM 4. Submission of Matters to a Vote of Securities Holders	45
ITEM 5. Other Information	46
ITEM 6. Exhibits	46
Signatures	47
Index to Exhibits	48

Explanatory Note

This Form 10-Q/A has been amended to: (a) make certain clarifications and corrections to our financial statements and notes; (b) include pro forma financial statements pertaining to the agreement with Elm Ridge Exploration Company ; (c) insert certain additions to our Controls and Procedures section.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Providence Resources, Inc., a Texas corporation, and its predecessors and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form 10-Q/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$1,108,091	$1,180,147
Note receivable	250,000	350,000
Prepaid expenses	-	34,168
Total current assets	1,358,091	1,564,315

PROPERTY AND EQUIPMENT:
Unproved oil and gas properties, not subject to amortization	12,115,585	14,115,585
Total property and equipment	12,115,585	14,115,585

OTHER ASSETS:
Loan origination fees, net of amortization of $73,250	-	20,399
Total other assets	-	20,399

Total assets	$13,473,676	$15,700,299

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,082,969	$1,082,222
Accrued expenses	877,508	539,413
Related party payables	83,000	135,500
Short-term note payable	-	500,000
Short-term convertible promissory notes	-	780,821
Current portion of long-term notes payable	-	773,925
Total current liabilities	2,043,477	3,811,881

CONVERTIBLE DEBENTURES (Note 5)	3,320,000	3,320,000
LONG-TERM CONVERTIBLE PROMISSORY NOTES (Note 3)	1,949,290	1,075,695
LONG-TERM NOTES PAYABLE (Note 4)	700,000	200,000

Total liabilities	8,012,767	8,407,576

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY	150,973	150,973

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
60,261,118 and 59,161,118 shares issued and outstanding, respectively	6,026	5,916
Additional paid-in capital	48,280,573	45,240,221
Accumulated other comprehensive income	-	14,572
Deficit accumulated during the exploratory stage	(42,976,663)	(38,118,959)
Total stockholder's equity	5,309,936	7,141,750
Total liabilities and stockholders' equity	$13,473,676	$15,700,299

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

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Six months ended June 30, 2008 and 2007 and Cumulative Amounts (Unaudited)

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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Six months ended June 30, 2008 and 2007 and Cumulative Amounts (Unaudited)

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

( An Exploratory Stage Company)
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

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
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

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including estimate of abandonment costs, net of estimated equipment salvage costs, and perform quarterly impairment (ceiling) tests based on the net present value of proved reserves on the property. Management will write this intangible down to its net realizable value at the time impairment appears to exist. During fiscal 2007, management determined that due to the dry holes experienced to date, that the carrying values of the Company’s oil and gas leases and its oil and gas pipeline exceeded the ceiling test amounts pursuant to Regulation S-X, Rule 4-10. Accordingly, the Company recorded impairment charges of $17,881,092 and $1,509,734 on the leases and pipeline respectively. During fiscal 2008, the Company recorded an impairment charge of $2,000,000 which was the capitalized cost of Comanche and Hamilton County leases that expired on their own terms in the period.

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

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
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

(An ExploratoryStage Company)
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

( An Exploratory Stage Company)
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

( An Exploratory Stage Company)
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

( An Exploratory Stage Company)
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

On June 13, 2007, the principal amount of a $250,000 debenture to Global Convertible Megatrend Ltd. and $12,357 of accrued interest were converted into shares of common stock at $0.10 per share. After applying the 10% bonus, the Company issued 2,873,563 shares of common stock to extinguish $287,356 of debt consisting of $250,000 of principal repayment and $37,356 in accrued interest and bonus. The Company recorded an interest and financing expense of $139,944 to reflect the value of the shares issued upon conversion in excess of the debt and interest amounts.
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

( An Exploratory Stage Company)
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

The Company has entered into an agreement with Nora Coccaro, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2008 and 2007, the Company recognized consulting expense of $48,000 and $45,500 respectively. The balance of $8,000 was due to Ms. Coccaro at June 30, 2008.

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

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
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

( An Exploratory Stage Company)
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

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
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

( An Exploratory Stage Company)
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

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact SFAS No. 162 will have on its financial position and results of operations.

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

( An Exploratory Stage Company)
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

Note 14— Subsequent Events

Subsequent to the period, Providence Exploration entered into a prospect participation and joint operating agreement on July 31, 2008 with Elm Ridge, whereby Elm Ridge acquired a 50% interest in the Val Verde leases at the close of the agreement on August 8, 2008. Under the agreement the Company received a payment of $7,212,000 (including a credit for the $100,000 paid as a non-refundable option) and will be carried on the first two Ellenberger wells by Elm Ridge for $2,000,000. The Company and Elm Ridge have further agreed to hire R.K. Ford & Associates, Inc., for the initial drilling program. The unaudited pro forma consolidated balance sheet and statement of operations for this transaction with their accompanying notes for the periods ended December 31, 2007 and June 30, 2008 are below.

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 14— Subsequent Events - continued Pro Forma Balance Sheet As of December 31, 2007 (Unaudited) ASSETS
	Providence	Pro Forma		Pro Forma
Current Assets	Resources, Inc	Adjustments		Combined
Cash	$ 1,180,147	$ 7,212,800	(a)	$ 8,392,947
Prepaid	34,168	-		34,168
Note Receivable	350,000	-		350,000
Total current assets	1,564,315	7,212,800		8,777,115
Property and equipment (net)	14,115,585	(6,057,792)	(a)	8,057,793

Other Assets
Loan Origination Fees	20,399	-		20,399
Total other assets	20,399	-		20,399
Total assets	$ 15,700,299	$ 1,155,008		$ 16,855,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accruals	$ 1,082,222	$ -		$ 1,082,222
Accrued Expenses	539,413	-		539,413
Related Party Payables	135,500	-		135,500
Short Term Convertible- Promissory Note	780,821	-		780,821
Current Portion of Long Term Debt	773,925	-		773,925
Notes payable - Short Term	500,000	-		500,000
Total current liabilities	3,811,881	-		3,811,881

Long-Term Liabilities
Long Term Convertible- Promissory Note	1,075,695	-		1,075,695
Notes payable - Long Term	200,000	-		200,000
Convertible debenture	3,320,000	-		3,320,000
Total long-term liabilities	4,595,695	-		4,595,695

Total Liabilities	8,407,576	-		8,407,576

Commitments and Contingencies	-	-		-
Minority Interest in Net Asset of Subsidiary	150,973	-		150,973

Stockholders' Equity
Preferred stock, ($0.0001 par value), 25,000,000
shares authorized, none issued	-	-		-
Common stock, $0.0001 par value, 250,000,000 shares	5,916	-		5,916
authorized, 59,161,118 shares issued and outstanding	-	-		-
Additional paid-in-capital	45,240,221	-		45,240,221
Deficit accumulated during the exploration stage	(38,118,959)	1,155,008	(a)	(36,963,951)
Accumulated other comprehensive deficit	14,572	-		14,572
Total stockholders' equity	7,141,750	1,155,008		8,296,758

Total liabilities and stockholders' equity	$ 15,700,299	$ 1,155,008		$ 16,855,307

(a) Cash received for sale of 50% of leasehold interest. Gain on sale of Asset is $1,155,008

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 14— Subsequent Events - continued Pro Forma Statement of Operations

				Pro Forma
	Providence			Combined
	Resources			Period ended
	December 31	Pro Forma		December 31
	2007	Adjustments		2007

Revenue	$ -	-		$ -

Expenses

General and Administrative	(1,120,602)	-		(1,120,602)

Total operating expenses	(1,120,602)	-		(1,120,602)

Income/(loss) from operations	(1,120,602)	-		(1,120,602)

Other Income (Expense)

Interest expense	(1,554,288)	-		(1,554,288)
Debt Conversion Expense	(162,444)	-		(162,444)
Interest Income	25,828	-		25,828
Gain on Sale of Property	-	1,155,008	(a)	1,155,008
Loss on Disposal of Assets	(35,899)	-		(35,899)
Impairment on Capital Asset	(19,390,826)	-		(19,390,826)

Total other expense	(21,117,629)	1,155,008		(19,962,621)

Minority Interest	33,956	-		33,956

Income/(loss) before income taxes	(22,204,275)	1,155,008		(21,083,223)

Provision for income taxes	-	-		-

Net Income/(loss)	$ (22,204,275)	$ 1,155,008		$ (21,049,267)

Loss per share - basic and diluted	$ (0.38)	-		$ (0.36)

Weighted average shares outstanding -
Basic and diluted	58,845,506			58,845,506

(a) Cash received for sale of 50% of leasehold interest. Gain on sale of Asset is $1,155,008

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 14— Subsequent Events - continued

Notes to Pro Forma Consolidated Financial Statements

December 31, 2007 (Unaudited)

Basis of Presentation

The unaudited pro forma consolidated financial statements give effect to the sale of leasehold interest of the Company completed with an effective date of July 31, 2008, to Elm Ridge. See Sale of Leasehold Interest below. The unaudited pro forma consolidated financial statements have been prepared by management using the accounting principles disclosed in the consolidated financial statements of the Company for the year ended December 31, 2007 as if the transaction described in note 2 had occurred on January 1, 2007 with respect to the pro forma consolidated statement of operations for the year ended December 31, 2007.

The unaudited pro forma consolidated balance sheet as of June 30, 2008 and the statement of operations for the six-month period ended June 30, 2008 are based on the unaudited interim consolidated financial statements of the Company for the six-month period ended June 30, 2008; and

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 is based on the audited consolidated financial statements of the Company for the year ended December 31, 2007.

The unaudited pro forma consolidated balance sheet and statements of operations are not necessarily indicative of the results of operations that would have been realized for the periods presented, nor do they purport to project the results of operations of the Company for any future periods. The statements of operations do not include expected benefits and cost savings.

The unaudited pro forma consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as at and for the year ended December 31, 2007, the interim unaudited consolidated financial statements of the Company for the six-month period ended June 30, 2008.

Sale Of Leasehold Interest

On July 31, 2008, the Company sold 50% of 8/8 leasehold interest in the Val Verde Leases to Elm Ridge pursuant to which Elm Ridge will purchase the Subject Property for $7,212,800. The Company and Elm Ridge agree that the $100,000 previously paid by Elm Ridge as an option on the Leases will be credited against the purchase price.

Pro Forma Adjustments

This has been accounted for as a sale of assets of the Company to Elm Ridge, which results in a decrease of $6,057,792 in Oil and gas leases-undeveloped, an increase of $7,212,800 in cash, and a gain on sale of assets of $1,155,008. There was a change in income of $1,155,008 to the Income Statement and accumulated deficit at the balance sheet date.

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 14— Subsequent Events – continued Pro Forma Balance Sheet As of June 30, 2008 (Unaudited) ASSETS
	Providence	Pro Forma		Pro Forma
Current Assets	Resources, Inc	Adjustments		Combined
Cash	$ 1,108,091	$ 7,112,800	(a)	$ 8,220,891
Note Receivable	250,000	-		250,000
Total current assets	1,358,091	7,112,800		8,470,891
Property and equipment (net)	12,115,585	(6,057,792)	(a)	6,057,793
Total assets	$ 13,473,676	$ 1,055,008		$ 14,528,684

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accruals	$ 1,082,969	$ -		$ 1,082,969
Accrued Expenses	877,508	-		877,508
Related Party Payables	83,000	-		83,000
Total current liabilities	2,043,477	-		2,043,477

Long-Term Liabilities
Long Term Convertible- Promissory Note	1,949,290	-		1,949,290
Notes payable - Long Term	700,000	-		700,000
Convertible debenture	3,320,000	-		3,320,000
Total long-term liabilities	5,969,290	-		5,969,290

Total Liabilities	8,012,767	-		8,012,767

Commitments and Contingencies	-	-		-
Minority Interest in Net Asset of Subsidiary	150,973	-		150,973

Stockholders' Equity
Preferred stock, ($0.0001 par value), 25,000,000 shares authorized,
none issued				-
Common stock, $0.0001 par value, 250,000,000 shares authorized,	6,026	-		6,026
60,261,118 shares issued and outstanding				-
				-
Additional paid-in-capital	48,280,573	-		48,280,573
Deficit accumulated during the exploration stage	(42,976,663)	1,055,008	(a)	(41,921,655)
Accumulated other comprehensive deficit	-	-		-

Total stockholders' equity	5,309,936	1,055,008		6,364,944

Total liabilities and stockholders' equity	$ 13,473,676	$ 1,055,008		$ 14,528,684

(a) Cash received for sale of 50% of leasehold interest. Gain on sale of Asset is $1,155,008

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 14— Subsequent Events - continued Pro Forma Statement of Operations
				Pro Forma
	Providence			Combined
	Resources			Period ended
	30-June	Pro Forma		30-June
	2008	Adjustments		2008

Revenue	$ -	-		$ -

Expenses

General and Administrative	(1,169,258)	-		(1,169,258)

Total operating expenses	(1,169,258)	0		(1,169,258)

Income/(loss) from operations	(1,169,258)	-		(1,169,258)

Other Income (Expense)

Interest expense	(767,691)	-		(767,691)
Debt Conversion Expense	(25,000)	-		(25,000)
Interest Income	492	-		492
Gain on sale of Asset	-	1,155,008	(a)	1,155,008
Non refundable Option	100,000	(100,000)	(a)	-
Impairment of Capital assets	(2,000,000)	-		(2,000,000)

Total other expense	(2,692,199)	1,055,008		(1,637,191)

Income/(loss) before income taxes	(3,861,457)	1,055,008		(2,806,449)

Provision for income taxes	-	-		-

Net loss	$ (3,861,457)	$ 1,055,008		$ (2,806,449)

Loss per share - basic and diluted	$ (0.07)			$ (0.05)

Weighted average shares outstanding -
Basic and Diluted	59,366,600			59,366,600

(a) Cash received for sale of 50% of leasehold interest. Gain on sale of Asset is $1,155,008

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Note 14— Subsequent Events - continued

Notes to Pro Forma Consolidated Financial Statements

June 30, 2008 (Unaudited)

Basis of Presentation

The unaudited pro forma consolidated financial statements give effect to the sale of leasehold interest of the Company completed with an effective date of July 31, 2008 to Elm Ridge. See Sale of Leasehold Interest below. The unaudited pro forma consolidated financial statements have been prepared by management using the accounting principles disclosed in the consolidated financial statements of the Company for the quarter ended June 30, 2008 as if the transaction described in note 2 had occurred on January 1, 2008 with respect to the pro forma consolidated statement of operations for the quarter ended June 30, 2008.

The unaudited pro forma consolidated balance sheet as of June 30, 2008 and the statement of operations for the six-month period ended June 30, 2008 are based on the unaudited interim consolidated financial statements of the Company for the six-month period ended June 30, 2008; and

The unaudited pro forma consolidated statement of operations for the quarter ended June 30, 2008 is based on the audited consolidated financial statements of the Company for the quarter ended June 30, 2008.

The unaudited pro forma consolidated balance sheet and statements of operations are not necessarily indicative of the results of operations that would have been realized for the periods presented, nor do they purport to project the results of operations of the Company for any future periods. The statements of operations do not include expected benefits and cost savings.

The unaudited pro forma consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as at and for the quarter ended June 30, 2008 the interim unaudited consolidated financial statements of the Company for the six-month period ended June 30, 2008.

Sale Of Leasehold Interest

On July 31, 2008, the Company sold 50% of 8/8 leasehold interest in the Val Verde Leases to Elm Ridge pursuant to which Elm Ridge will purchase the Subject Property for $7,212,800. The Company and Elm Ridge agree that the $100,000 previously paid by Elm Ridge as an option on the Leases will be credited against the purchase price.

Pro Forma Adjustments

This has been accounted for as a sale of assets of the Company to Elm Ridge, which results in a decrease of $6,057,792 in Oil and gas leases-undeveloped, an increase of $7,112,800 in cash, and a gain on sale of assets of $1,055,008. There was also a decrease to non refundable option of $100,000 which was credited toward the purchase. There was a change in income of $1,055,008 to the Income Statement and accumulated deficit at the balance sheet date.

End of Notes to Financial Statements

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
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

( An Exploratory Stage Company)
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

Crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

Crude oil, natural gas, and natural gas liquids, that may be recovered from oil shale, coal, gilsonite and other such sources.

PROVIDENCE RESOURCES INC.

( An Exploratory Stage Company)
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

( An Exploratory Stage Company)
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

Liquidity and Capital Resources

The Company has been in the exploration stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

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

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q/A, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 48 of this Form 10-Q/A, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.

/s/ Gilbert Burciaga                         October 17, 2008
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