Form 10-Q
period 2008-09-30
PROVIDENCE RESOURCES INC
filed 2008-11-14
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

At November 14, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 60,261,118.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2008 and June 30, 2007 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and September 30, 2007 and the period from inception	7
Notes to Unaudited Consolidated Financial Statements	9
Supplemental Oil and Gas Information - FAS69	21
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	30
ITEM 4T. Controls and Procedures	31

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	31
ITEM 1A. Risk Factors	32
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 3. Defaults upon Senior Securities	37
ITEM 4. Submission of Matters to a Vote of Securities Holders	37
ITEM 5. Other Information	37
ITEM 6. Exhibits	37
Signatures	38
Index to Exhibits	39

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

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$7,939,302	$1,180,147
Note receivable	250,000	350,000
Prepaid expenses	-	34,168
Total current assets	8,189,302	1,564,315

PROPERTY AND EQUIPMENT:
Unproved oil and gas properties, not subject to amortization	6,075,793	14,115,585
Total property and equipment	6,075,793	14,115,585

OTHER ASSETS:
Loan origination fees, net of amortization of $73,250	-	20,399
Total other assets	-	20,399

Total assets	$14,265,095	$15,700,299

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,097,672	$1,082,222
Accrued expenses	1,105,823	539,413
Related party payables	85,000	135,500
Short-term note payable	-	500,000
Short-term convertible promissory notes	-	780,821
Current portion of long-term notes payable	-	773,925
Total current liabilities	2,288,495	3,811,881

CONVERTIBLE DEBENTURES (Note 5)	3,320,000	3,320,000
LONG-TERM CONVERTIBLE PROMISSORY NOTES (Note 3)	2,465,265	1,075,695
LONG-TERM NOTES PAYABLE (Note 4)	700,000	200,000
Total liabilities	8,773,760	8,407,576

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY	150,973	150,973

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
60,261,118 and 59,161,118 shares issued and outstanding, respectively	6,026	5,916
Additional paid-in capital	48,305,032	45,240,221
Accumulated other comprehensive income	-	14,572
Deficit accumulated during the exploratory stage	(42,970,696)	(38,118,959)
Total stockholder's equity	5,340,362	7,141,750

Total liabilities and stockholders' equity	$14,265,095	$15,700,299

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

					Inception on
					February 17,
	Three months ended September 30,		Nine months ended September 30,		1993 through September 30,
	2008	2007	2008	2007	2008

Sales	$-	$-	$-	$-	$350
Cost of Sales	-	-	-	-	25,427

Gross profit	-	-	-	-	25,777

General and administrative expenses	(404,885)	(175,956)	(1,762,162)	(688,964)	(10,338,188)

Loss from operations	(404,885)	(175,956)	(1,762,162)	(688,964)	(10,312,411)

Other income (expense):
Interest expense	(744,290)	(658,634)	(2,320,663)	(1,007,361)	(9,318,591)
Debt conversion expense	-	-	(25,000)	(162,444)	(187,444)
Interest income	134	8,702	1,080	24,064	475,392
Non-refundable option	-	-	100,000	-	100,000
Impairment of capital assets	-		(2,000,000)	-	(21,390,826)
Gain (Loss) on disposal of assets	1,155,008	(157,015)	1,155,008	(157,015)	1,119,109

Income (loss) before provision for minority interest,
income taxes and discontinued operations	5,967	(982,903)	(4,851,737)	(1,991,720)	(39,514,771)

Minority interest	-	-	-	-	53,854

Income (loss) before provision for income taxes
and discontinued operations	5,967	(982,903)	(4,851,737)	(1,991,720)	(39,460,917)

Provision for income taxes	-	-	-	-	-

Income (loss) before discontinued operations	$5,967	$(982,903)	$(4,851,737)	$(1,991,720)	$(39,460,917)

Continued from previous page Gain (loss) from discontinued operations, net of tax $	-	$-	$-	$-	$(3,407,279)

Net income (loss) before cumulative effect
of accounting change	5,967	(982,903)	(4,851,737)	(1,991,720)	(42,868,196)

Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)

Net Income (loss)	5,967	(982,903)	(4,851,737)	(1,991,720)	(42,970,696)

Loss per share from continuing operations – basic and diluted	$0.00	$(0.02)	$(0.08)	$(0.04)

Net Loss per common share - basic and diluted	$0.00	$(0.02)	$(0.08)	$(0.04)

Weighted average common shares - basic and diluted	71,781,509	57,244,500	59,813,859	52,196,600

Net Income (Loss)	5,967	(982,903)	(4,851,737)	(1,991,720)	(42,970,696)

Other comprehensive income
Foreign currency translation adjustment	-	(33)	(14,572)	(46)	-

Net comprehensive income (loss)	$5,967	$(982,936)	$(4,866,309)	$(1,991,766)	$(42,970,696)

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Inception on
			February 17, 1993
	Nine months ended September 30,		through September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(4,851,737)	$(1,991,720)	$(42,970,696)
Adjustments to reconcile net loss to net cash used in
operating activities:
Shares issued for services	-	262,500	645,000
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	195,000	12,356	599,761
Additional value of shares issued for debt and services conversion	25,000	162,444	3,176,831
Options issued for services	790,175	-	790,175
Amortization of conversion rights on debt	1,389,570	626,917	2,337,754
Depreciation, amortization and impairment	2,020,399	24,300	21,647,455
Minority interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
(Gain) Loss on disposal of assets	(1,155,008)	-	(1,119,109)
(Increase) decrease in:
Accounts receivable and prepaid expenses	34,168	(930,615)	144,893
Inventory	-	294,515	374,515
Accounts payable	15,450	128,165	1,694,696
Accrued expenses	566,410	338,301	1,162,333
Related party payables	(50,500)	(37,000)	185,312

Net cash (used in) operating activities	(1,021,073)	(1,109,837)	(5,406,981)

Cash flows from investing activities:
Advances to Providence Exploration prior to acquisition	-	-	(8,886,761)
Cash of Providence Exploration on acquisition date	-	-	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	(18,000)	(5,171,833)	(8,735,517)
Sale of assets	7,312,800	-	7,312,800
Issuance of notes receivable	-	-	(616)

Net cash provided by (used in) investing activities $	7,294,800	$(5,171,833)	$(10,387,221)

Continued from previous page

Cash flows from financing activities:

Proceeds from notes payable	$500,000	$700,000	$1,892,999
Proceeds from convertible promissory notes payable	-	5,000,000	5,000,000
Issuance of common stock	-	166,500	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	33,956	136,915
Proceeds from convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)

Net cash provided by financing activities	500,000	5,900,456	23,733,504

Change in accumulated other comprehensive income	(14,572)	(46)	-

Net increase (decrease) in cash	6,759,155	(381,260)	7,939,302
Cash, beginning of period	1,180,147	1,540,145	-

Cash, end of period	$7,939,302	$1,158,885	$7,939,302

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for debt and accrued interest conversion	$195,000	$12,356	$599,761

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

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

As of September 30, 2008 the full value of the Fort Worth basin prospects and the Comanche County Pipeline LLC had been impaired due to a failure to produce commercial quantities of oil or gas from the prospects that lead to the expiration of the leases.

The Company is considered an exploratory stage company as defined in SFAS No. 7.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and September 30, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the operating results for the full year.

Unproved Oil and Gas Properties, Not Subject to Amortization

Oil and gas lease costs were recorded at cost and consisted of 7,374.5 acres of land leases in North Eastern Texas in the Barnett Shale Formation, impaired as of September 30, 2008 and 12,847.2 acres of land leases in Southwest Texas in Val Verde County. The leases are undeveloped at September 30, 2008, and accordingly no depletion is included in the accompanying consolidated financial statements.

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

Prior to acquisition on September 29, 2006, Providence Exploration capitalized $3,278,647 in exploration costs, which costs have now been impaired. No costs related to production, general corporate overhead, or similar activities were capitalized. As of September 30, 2008, the Company only has capitalized costs of unproved properties acquired and related exploration costs in connection with the Val Verde County leases. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of September 30, 2008.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At September 30, 2008, the Company had $7,939,302 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

On June 13, 2008, the Company adopted the 2008 Stock Option Plan (the “Plan”). The Plan provides eligible persons the opportunity to acquire a proprietary interest in the corporation through the grant of up to 2,000,000 incentive stock options (“ISO”) and 23,000,000 non-statutory stock options (“NSO”). No option shall have a term in excess of 10 years measured from the option grant date.

Earnings Per Share

The numerator for the earnings per share calculation is the net loss for the period. The denominator is the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 7,267,650 stock equivalents of warrants at September 30, 2008 that were excluded from the calculation of diluted earnings per share. The Company had 4,800,000 options outstanding at September 30, 2008 under the 2008 Stock Option Plan. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Earnings Per Share computation for Continuing operations:
                                                                                                                                   Nine months ended September 30,

                                                                                                                   2008                              2007

     Numerator – (loss from continuing operations)                                       $     (4,851,737)          $     (1,991,720)
     Denominator – weighted average number of shares outstanding              59,813,859                  52,196,600
     Loss per share                                                                                                        $     (0.08)          $     (0.04)

Earnings Per Share computation from Discontinued Operations:
                                                                                                                                   Nine months ended September 30,

                                                                                                                   2008                             2007

     Numerator – (loss from discontinued operations)                                            $      Nil                         $     Nil
     Denominator – weighted average number of shares outstanding             59,813,859                  52,196,600
     Loss per share – discontinued operations                                                      $     (0.00)                   $     (0.00)

Earnings Per Share computation for Net Income:
                                                                                                                                  Nine months ended September 30,

                                                                                                                  2008                             2007

     Numerator – (Net Loss)                                                                              $     (4,851,737)          $     (1,991,720)
     Denominator – weighted average number of shares outstanding             59,813,859                 52,196,600
     Loss per share                                                                                                      $     (0.08)           $     (0.04)

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

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

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

Note 2 — Going Concern

As of September 30, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses of $42,970,696 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We anticipate that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations

Note 3 – Long-term Convertible Promissory Notes

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

2.	Any and all proceeds arising from or attributable to the assets.

3.	At the sole discretion of the holder, the principal and accrued interest on the note may be converted into shares of the Company’s common stock. The promissory notes bear interest at rates that range between 10% and 12% per annum. The principal and interest on notes can be converted into shares of common stock at a conversion price of $0.08.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 3 – Long-term Convertible Promissory Notes (continued)

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.08 per common share.	$ 1,000,000
Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	1,400,000
Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	100,000
Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	600,000
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	400,000
Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000
Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000
Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010, including interest at 10%, convertible at $0.08 per common share.	1,000,000
Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	496,174
Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share	423,188

Total Principal Long-Term Convertible Promissory Notes Payable	5,919,362
Less: unamortized discount	(3,454,097)

Net book value	$ 2,465,265

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 3 – Long-term Convertible Promissory Notes (continued)

For the nine months ended September 30, 2008, the Company recorded $462,144 as interest and financing expense relating to long-term convertible promissory notes. Accrued interest as at September 30, 2008 for the outstanding long-term convertible promissory notes totaled $682,445.

The fair value of the conversion option on the long-term promissory notes using the intrinsic value method was recorded as a discount on the face value of the notes. This amount will be amortized using the straight-line method over the term of the notes. In the nine months ended September 30, 2008, the Company recorded $1,389,570 as interest expense due to amortization of the discount.

Note 4 – Long-term Notes Payable

Note Payable - Global Convertible Megatrend LTD, unsecured, principal payable in full on February 23, 2010, interest at 10% payable at the end of each fiscal quarter, interest convertible to common shares at $0.08 per share.

$ 500,000
Note Payable – Bluemont Investment Ltd, payable in full by August 8, 2010, including interest at 10%.	200,000

Total	$ 700,000

For the nine months ended September 30, 2008, the Company recorded $52,294 as interest and financing expense relating to long-term notes payable. Accrued interest as at September 30, 2008 for the outstanding long-term notes payable totaled $168,760.

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

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 5 – Convertible Debentures (Continued)

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

For the nine months ended September 30, 2008, the Company recorded $134,338 as interest and financing expense relating to convertible debentures. Accrued interest as at September 30, 2008 for all outstanding debentures totaled $258,439.

The total value of the principal of the seven convertible debentures, the ten long-term convertible promissory notes and the two long-term notes payable outstanding as of September 30, 2008 was $9,939,362. Repayment of this principle is due according to the following schedule:

	2008	2009	2010	2011	2012
Convertible debentures	-	-	3,320,000	-	-
Long-term convertible promissory notes	-	-	5,919,362	-	-
Long-term notes payable	-	-	700,000	-	-
Total	-	-	9,939,362	-	-

Note 6 — Notes Receivable

The Company has a note receivable due from Central Basin Oil Investments for $250,000 as of September 30, 2008. A payment was due on August 1, 2008, for the remaining balance of the note. Subsequent to the period ended September 30, 2008, the note was amended to extend the due date to October 1, 2008.

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

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 7 — Related Party Transactions (continued)

The Company has entered into an agreement with Nora Coccaro, a director of the Company for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2008 and 2007, the Company recognized consulting expense of $72,000 and $69,500 respectively. The balance of $8,000 was due to Ms. Coccaro at September 30, 2008.

The Company has entered into an agreement with Gil Burciaga, a director of the Company for consulting services. During the nine months ended September 30, 2008 and 2007, the Company recognized consulting expense of $325,000 and $Nil respectively. The balance of $77,000 was due to Mr. Burciaga at September 30, 2008. As of nine months ended September 30, 2008 he has vested 4,800,000 stock options. Gil Burciaga was appointed president and CEO of the Company on May 1, 2007. The term of the agreement is for 4 years beginning on May 1, 2007 and ended on April 30, 2011. The Company will pay Gil Burciaga an annual base salary of $150,000, which shall be payable monthly as it accrues. Mr. Burciaga is entitled to stock options as follows: 1,700,000 Incentive stock options, 5,650,000 Tenure stock options, and Performance stock options if he successfully meets certain performance requirements.

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

During the nine months ended September 30, 2008, the Company issued 500,000 shares of common stock to Markus Mueller, a director of the Company, at $0.15 per share in satisfaction of amounts due for consulting services totaling an aggregate of $75,000. Fair value of shares issued was $100,000. The excess ($25,000) was recorded as a Debt Conversion Expense.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 8 — Stockholders’ Equity Transactions (continued)

During the nine months ended September 30, 2008, the Company entered into an agreement with Edward Moses for his services as a director. For his services rendered, the Company issued 100,000 shares of common stock in satisfaction of amounts due of $20,000.

During the nine months ended September 30, 2008, the Company entered into an agreement with Bill Purves for his advisory services. For his services rendered, the Company issued 500,000 shares of common stock in satisfaction of amounts due $100,000.

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

Transactions involving the Company’s warrant issuance are summarized as follows:

	Warrants Outstanding			Warrants Exercisable
Year Issued	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2005	$0.30	348,000	2.50	348,000	$0.30
2006	$1.00	6,684,960	1.25	6,684,960	$1.00
2006	$0.72	234,690	1.25	234,690	$0.72

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2006	7,267,650		$—

Granted	__		$.30
Exercised	—		$—
Cancelled	(—)	$	(—)
Outstanding at December 31, 2007	7,267,650		$.30

Granted	__		$.99
Exercised	—		$—
Cancelled	__	$	__
Outstanding at September 30, 2008	7,267,650		$.96

Note 10 – Options

The options issued under the Option Grant Program are intended to be either incentive stock options or non-statutory stock options exempt from Code Section 409A. Gil Burciaga earned 4,500,000 stock options on the signing date of his contract with the Company. 300,000 additional stock options were earned as of September 30, 2008.

	Options Outstanding			Options Exercisable
Year Issued	Exercise Price	Number Shares Outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2008	$0.20	4,800,000	10	4,800,000	$0.20

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	—		$—

Granted	4,500,000		$.20
Exercised	—		$—
Cancelled	(—)	$	(—)
Outstanding at June 30, 2008	4,500,000		$.20

Granted	300,000		$.20
Exercised	—		$—
Cancelled		$
Outstanding at September 30, 2008	4,800,000		$.20

Note 11 – Agreements

On June 13, 2008 Providence entered into a four-year employment agreement, effective May 1, 2007, with Gilbert Burciaga, our chief executive officer, chief financial officer, principal accounting officer and one of our directors. The agreement includes an annual base salary of $150,000 and up to 16,187,500 stock options based on certain criteria. These options include 1,850,000 Incentive Stock Options 5,650,000 Tenure Stock Options, and up to 8,687,500 Performance Stock Options.

On August 18, 2008, the Company entered into a prospect participation and joint operating agreement effective July 31, 2008 with Elm Ridge, whereby Elm Ridge acquired a 50% interest in the Val Verde leases at the close of the agreement on August 8, 2008. Under the agreement the Company received a payment of $7,212,000 (including a credit for the $100,000 paid as a non-refundable option) and will be carried on the first two Ellenberger wells by Elm Ridge for $2,000,000. The Company and Elm Ridge have further agreed to hire R.K. Ford & Associates, Inc., for the initial drilling program.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Note 12 – Commitments and Contingencies

The royalty on the Company’s Val Verde property is 25% of net revenue. In addition, the Company must make annual installments for property leases in the amounts of $2,858 on each February 24 and $320 on each April 13.

Note 13— Subsequent Events

Subsequent to September 30, 2008, the Company granted 2,000,000 in common stock purchase options to Gilbert Burciaga.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

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

Net Proved Reserves (1, 2)

	Natural Gas (millions of cubic feet)	Crude Oil and Natural Gas Liquids (thousands of barrels)
December 31, 2006	-	-
Purchase of reserves in place	-	-
Production	-	-
Adjustment for uneconomic wells	-	-
December 31, 2007 and September 30, 2008	-	-

Developed	-	-
Undeveloped	-	-
Total	-	-

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

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

ii.	Estimates of proved reserves do not include the following:

o	Oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

o	Crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

o	Crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

o	Crude oil, natural gas, and natural gas liquids, that may be recovered from oil shale, coal, gilsonite and other such sources.

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

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

Supplemental Oil and Gas Information – FAS69 (continued)

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

Capitalized Costs

September 30, 2008	United States
Proved oil and gas properties	$ -
Unproved oil and gas properties	6,075,793
Total capital costs	6,075,793
Accumulated depletion	(-)
Net capitalized costs	$ 6,075,793

Costs Incurred

United States
Nine Months ended September 30, 2008
Acquisitions:
Proved reserves	$ -
Unproved reserves	-
Total acquisitions	-
Exploration costs	-
Development costs	18,000
Asset retirement obligations	-
Total costs incurred	$ 18,000

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

Discussion and Analysis

The Company is involved in oil and gas exploration through its wholly owned subsidiary, PRE Exploration, LLC (“Providence Exploration”) in Val Verde County, Texas.

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

In 2007 we performed an extensive 3D-seismic acquisition program on our Val Verde leases, supervised and interpreted by TRNCO Petroleum Corporation of Midland, Texas. From these results we have identified about 25 drilling targets. Our initial two well drilling program will target the Ellenberger formation at a depth of around 16,000 feet. Drilling is scheduled to begin in the first quarter of 2009.

On August 8, 2008 the Company closed a prospect participation and joint operating agreement with Elm Ridge Exploration Company, LLC (“Elm Ridge”) of New Mexico. Pursuant to the agreement Elm Ridge acquired a 50% interest in the Val Verde leases in exchange for $7,212,000 (including a credit for the $100,000 paid as a non-refundable option) and Elm Ridge’s commitment to carry the Company for $2,000,000 on the first two Ellenberger wells. The Company and Elm Ridge have further agreed to hire R.K. Ford & Associates, Inc., a Midland Texas based drilling and completion company, for the initial drilling program.

Comanche and Hamilton Counties

The Company’s interests in Comanche and Hamilton Counties included 7,374 acres of oil and gas leases. Seismic work was completed on the leases in 2006 to identify prospective drill targets. Harding Company drilled four wells none of which wells indicated commercial quantities of gas. All four wells have now been abandoned and these leases have been fully impaired in the nine month period ended September 30, 2008.

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

Results of Operations

During the nine months ended September 30, 2008, the Company was involved in evaluating seismic data obtained from the Val Verde leases, identifying prospective partners for the prospective drilling program, addressing outstanding issues related to the Hamilton and Comanche exploration and development program, closing the participation and joint operating agreement with Elm Ridge, and satisfying continuous public disclosure requirements.

While we expect to begin oil and gas drilling operations on our Val Verde leases during the first quarter of 2009, we can provide no assurance that such operations will produce economically recoverable quantities of oil and gas.

Net Income/Losses

For the period from inception until September 30, 2008, the Company incurred net losses of $42,970,696. Net income for the three month period ended September 30, 2008 was $5,967 as compared to net losses of $982,903 for the three month period ended September 30, 2007. Net losses for the nine month period ended September 30, 2008 were $4,851,737 as compared to $1,991,720 for the nine month period ended September 30, 2007. The transition to net income over the comparative three month periods is attributable to a gain on the sale of an undivided 50% interest in the Val Verde leases to Elm Ridge. The increase in net losses over the comparative nine month periods can be primarily attributed to an increase in general and administrative expenses, interest expenses, and an impairment of capital assets. We have not generated any revenue during the current period.

We will continue to operate at a loss through fiscal 2008 and due to the nature of the Company’s exploration and development operations cannot determine whether it will ever generate revenues from operations.

Expenses

General and administrative expenses for the three month period ended September 30, 2008 were $404,885 as compared to $175,956 for the three month period ended September 30, 2007. General and administrative expenses for the nine month period ended September 30, 2008 were $1,762,162 as compared to $688,964 for the nine month period ended September 30, 2007. The increase in general and administrative expenses over the comparative periods can be primarily attributed to increases in consulting, accounting, and professional fees. We expect general and administrative expenses to decrease in future periods.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had an effect on operations due to new interest in oil and gas exploration over the last three years which has increased prices for labor, maintenance services and equipment. We believe that we can offset inflationary increases by improving operating efficiencies.

Capital Expenditures

The Company has spent a significant amount on capital expenditures for the period from February 17, 1993 (inception) to September 30, 2008 on unproved oil and gas properties, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company has been in the exploration stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

At September 30, 2008, the company’s working capital surplus was $5,900,807. The Company had current assets of $8,189,302 as of September 30, 2008 which consisted of cash on hand of $7,939,302 and a note receivable of $250,000. We had total assets of $14,265,095 which include undeveloped oil and gas leases. Our current liabilities were $2,288,495, consisting of accounts payable of $1,097,672, accrued expenses of $1,105,823, and related party payables of $85,000. Our total liabilities were $8,773,760, including convertible debentures of $3,320,000, convertible promissory notes of $2,465,265, and notes payable of $700,000. Stockholders equity in the Company was $5,340,362 as of September 30, 2008.

For the period from inception until September 30, 2008, the Company’s cash flow used in operating activities was $5,406,981. Cash flows used in operating activities for the nine month period ended September 30, 2008 were $1,021,073 compared to $1,109,837 for the nine month period ended September 30, 2007. The cash flow used in operating activities during the current period is due primarily to net losses as well as adjustments from a gain on the disposal of assets and related party payables.

Depreciation, amortization, and impairment for the nine month periods ended September 30, 2008 and 2007 was $2,020,399 and $24,300 respectively.

For the period from inception until September 30, 2008, the Company’s cash flow used in investing activities was $10,387,221. Cash flows provided by investing activities for the nine month period ended September 30, 2008 were $7,294,800 compared to cash flows used in investing activities of $5,171,833 for the nine month period ended September 30, 2007. Cash flows provided by investing activities in the current period are from the sale of assets to Elm Ridge.

For the period from inception until September 30, 2008, the Company’s cash flow provided by financing activities was $23,733,504. Cash flows provided by financing activities for the nine month period ended September 30, 2008 were $500,000 compared to $5,900,456 for the nine month period ended September 30, 2007. Cash flows provided by financing activities in the current period are the proceeds of notes payable.

We have funded our cash needs from inception primarily through a series of debt and equity transactions, including several private placements. While we believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve months, no assurances can be given that additional funding, if needed to explore and develop our lease interests, will be available to us on acceptable terms or at all. Our inability to obtain funding would have a material adverse affect on our business.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2008.

Commitments for future capital expenditures to the Company’s anticipated drill program were material at quarter-end.

The Company has a defined benefit plan and contractual commitments with certain of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

2008 Stock Option Plan

On June 13, 2008, the board of directors approved and our stockholders subsequently approved the Company’s 2008 Stock Option Plan (“Plan”). The Plan is intended to promote the interests of Company by providing eligible persons with the opportunity to acquire or increase their proprietary interest in the Company as an incentive for them to continue their employment or service. The maximum number of shares of common stock that may be issued over the ten (10) year term of the Plan cannot exceed twenty five million (25,000,000) shares, two million (2,000,000) of which may be issued as incentive stock options (“ISO”) and twenty three million (23,000,000) may be issued as non-statutory stock options (“NSO”). Employees are eligible for ISOs and NSOs under the Plan. Non-employee members of the board of directors and consultants are eligible for NSOs. If stockholder approval is not obtained, no options may be exercised under the Plan. The Company had granted 16,187,500 options under the Plan to date of which 4,800,000 had vested as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 2008 Harding Company (“Harding”) filed a complaint in the District Court of the 160th Judicial District of Dallas County, Texas against the Company seeking (i) amounts allegedly due to it of $1,177,032 for drilling wells in Comanche County and $340,358 for the construction of a pipeline to these wells pursuant to a Joint Exploration Agreement dated October 1, 2005, as amended (ii) access to certain seismic data obtained in connection with the Company’s leases in Val Verde County including the right to acquire up to a ten percent interest in said leases under the terms of a letter agreement dated March 30, 2006, and (iii) attorneys fees.

On November 5, 2008, the Company, represented by Andrews Kurth, LLP, filed a counterclaim to the original complaint against Harding and appended a original claim against Abram Janz that seeks damages for fraud, negligent misrepresentation, breach of contract, and breach of fiduciary duty arising out of Harding’s and Mr. Janz’s solicitation of the Company that caused it to invest in an ineffective drilling and pipeline construction project in Comanche County. The Company believes that it will be successful in defending against Harding’s claims and in pursuing its own counterclaims.

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

The Company’s audits for the periods ended December 31, 2007 and December 31, 2006 expressed substantial doubt as to its ability to continue as a going concern due to our dependence on financings as well the accumulation of significant losses of $38,118,959 as of December 31, 2007 which amount increased to $42,970,696 as of September 30, 2008. Unless we are able to overcome our dependence on financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

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

The results of the Company’s current operations depend on the exploration and operational efforts of TRNCO Petroleum Corporation, Dawson Geophysical, Fairfield Industries, certain consultants, and R.K. Ford & Associates, all of whom are third parties.

Exploration efforts through seismic exploration, processing and interpretation in Val Verde County have been provided by TRNCO Petroleum Corporation, Dawson Geophysical, Fairfield Industries, Sam Ting and Bill Purves. Exploration efforts through drilling and operation in Val Verde County are being provided by R.K. Ford & Associates, Inc. Despite being experienced in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede our own prospect of success.

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

Risks Related to the Company’s Stock

The Company may require additional capital funding.

The Company may require additional funds, either through equity offerings, debt placements or joint ventures to develop our operations. Such additional capital may result in dilution to our current shareholders. Our ability to meet long-term financial commitments may depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2008, the Company granted Gilbert Burciaga two million (2,000,000) fully vested non-statutory stock options as bonus consideration under the 2008 Stock Option Plan. The exercise price per share is twenty cents ($0.20) for an aggregate exercise price of four hundred thousand dollars ($400,000). The Company agreed to grant the options relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act.

The Company complied with the exemption requirements provided by Section 4(2) and Regulation D based on the following factors: (i) the grant was an isolated private transaction by the Company which did not involve a public offering; (ii) there was only one offeree who was granted the Company’s options as bonus consideration (iii) the offeree committed to hold the options as required by applicable securities laws; (iv) the options were not broken down into smaller denominations; and (v) the negotiations that lead to the grant of the options took place directly between the offeree and the Company.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2008 the Company’s board of directors adopted a resolution proposing that the shareholders vote to consider the Company’s 2008 Stock Option Plan. On August 29, 2008, at a special meeting of the Company’s shareholders, the chair on recognizing a properly constituted quorum to conduct business, directed that a tabulation of votes be undertaken, pursuant to which the 2008 Stock Option Plan was properly approved and adopted.

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

/s/ Gilbert Burciaga                         November 14, 2008
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

10(viii)*     Project Participation Agreement with Elm Ridge Exploration Company, LLC, dated July 31, 2008 (filed on Form 10-Q/A with the Commission on October 20, 2008).

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