Form 10-K/A
period 2007-12-31
PROVIDENCE RESOURCES INC
filed 2008-12-10
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-2 or any amendment to this Form 10-K/A-2 ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑.

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (49,653,214 shares) was approximately $8,441,046 based on the average closing bid and asked prices ($0.17) for the common stock on December 8, 2008.

At December 8, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 60,261,118.

Explanatory Note

This Form 10-K/A-2 has been amended to revise Notes 1 and 14 to our financial statements and to correct our Item 9A. Controls and Procedures.

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

Present Activities

As of the date of this current report on Form 10-K/A-2, the Company is not in the process of drilling wells, installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

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

December 8, 2008

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

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including an estimate of abandonment costs, net of estimated equipment salvage costs, and subjected to a quarterly impairment test, based on the estimated net realizable value of the property. Management records the impairment of its long-lived assets at the time impairment appears to exist. During fiscal 2007 management determined that an impairment of long-lived assets had occurred due to unsuccessful drilling efforts that decreased the carrying values of the Company’s oil and gas leases, allowed lease terms to expire and rendered the oil and gas pipeline unnecessary. Accordingly, the Company recorded impairment charges of $17,881,092 and $1,509,734 on the leases and pipeline respectively.

Providence Exploration has capitalized $3,278,647 in exploration costs on its oil and gas properties at the time incurred. No costs related to production, general corporate overhead, or similar activities have been capitalized. As of December 31, 2007, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of December 31, 2007.

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

The purchase price of the transaction required the Company to issue 20,000,000 common shares with a fair market value of $16,000,000. However, at the time of the acquisition, there was an intercompany account balance of $9,189,364 for principal and interest of cash advances made by the Company to Providence Exploration prior to the acquisition, and this balance was eliminated upon the completion of the transaction. Prior to the transaction, Providence Exploration had $73,271 in cash, $724,515 of drilling rig equipment, $47,979 in equipment, $10,402,797 of unproved oil and gas properties, an intercompany balance due to the Company of $9,189,364, debt of $3,571,311, other assets and liabilities with a net balance of negative $449,036. Therefore, Providence Exploration had a net assets deficit of $1,961,149 on the date of the transaction. The $3,571,311 of debt held by Providence Exploration was eliminated on the date of the transaction by the assignment of a portion of the 20,000,000 shares to certain creditors. The fair market value of the shares issued of $16,000,000 plus the net assets deficit of $1,961,149, less the $3,571,311 of debt extinguished as a result of the transaction, amounted to $14,389,838, which was allocated to the value of undeveloped oil and gas leases held by Providence Exploration at the time of the acquisition. The fair value of the all other assets acquired and liabilities assumed in the transaction recorded the value of the unproved properties at cost which value approximated the fair value of Providence Exploration. Accordingly, the value of the unproved oil and gas properties acquired was recorded at $24,792,635 and no adjustment was made to the other assets acquired or liabilities assumed.

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K/A2. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this Form 10-K/A-2:

     Financial Statements of the Company for the years ended December 31, 2007 and 2006:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 33 of this Form 10-K/A-2, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A2 because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of December, 2008.

PROVIDENCE RESOURCES, INC.

/s/ Gilbert Burciaga

Gilbert Burciaga
Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title     Date

/s/ Markus Mueller               Director     Dece mber 8, 2008

Markus Mueller

/s/ Gilbert Burciaga               Director     December 8, 2008

Gilbert Burciaga

/s/ Nora Coccaro               Director     Dece mber 8, 2008

Nora Coccaro

/s/ Christian Russenberger          Director     December 8, 2008

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