Form 10-Q/A
period 2008-06-30
PROVIDENCE RESOURCES INC
filed 2008-12-10
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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

Explanatory Note

This Form 10-Q/A-2 has been amended to revise Note 1 and remove pro forma financial statements pertaining to the agreement with Elm Ridge Exploration Company which were revised and filed on Form 8-K with the Commission on December 3, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Providence Resources, Inc., a Texas corporation, and its predecessors and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form 10-Q/A-2 reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including an estimate of abandonment costs, net of estimated equipment salvage costs, and subjected to a quarterly impairment test based on the estimated net realizable value of the property. Management records the impairment of its long-lived assets at the time impairment appears to exist. During fiscal 2007, management determined that an impairment of long-lived assets had occurred due to unsuccessful drilling efforts that decreased the carrying values of the Company’s oil and gas leases, allowed lease terms to expire and rendered the oil and gas pipeline unnecessary. Accordingly, the Company recorded impairment charges of $17,881,092 and $1,509,734 on the leases and pipeline respectively. During fiscal 2008, the Company recorded an impairment charge of $2,000,000 which was the capitalized cost of Comanche and Hamilton County leases that expired on their own terms in the period.
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

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q/A-2, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 48 of this Form 10-Q/A-2, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.

/s/ Gilbert Burciaga                               December 8, 2008
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

10(x)*     Project Participation Agreement with Elm Ridge Exploration Company, LLC, dated July 31, 2008 (filed on Form 8-K with the Commission on December 3, 2008).

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