Form 10-K
period 2008-12-31
PROVIDENCE RESOURCES INC
filed 2009-03-31
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

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

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (52,166,820 shares) was approximately $9,129,194 based on the average closing bid and asked prices ($0.175) for the common stock on March 31, 2009.

At March 31, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 62,174,454.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “us,” and “our,” refer to Providence Resources, Inc., a Texas corporation, and our subsidiaries. All references herein to “Providence Exploration” refer to Providence Exploration, LLC, our wholly owned subsidiary, and its subsidiaries.

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

The Company committed to engage in the energy exploration business on November 18th of 2005 with the execution of a letter of intent to acquire Providence Exploration, an oil and gas exploration company. The intent was to fund Providence Exploration’s lease purchases and exploration activities in anticipation of the intended acquisition. On April 10, 2006, the Company executed a definitive share exchange agreement with Providence Exploration and its membership unit holders and a definitive note exchange agreement with the holders of certain of Providence Exploration’s promissory notes, which agreements ultimately resulted in the acquisition of Providence Exploration as a wholly owned subsidiary on September 29, 2006. On the acquisition of Providence Exploration we changed our name to “Providence Resources, Inc.”

The Company’s principal place of business is located at 5300 Bee Caves Rd, Bldg 1 Suite 240, Austin, Texas, 78746, and our telephone number is (512) 970-2888.

The Company’s registered statutory office is located at 408 West 17th Street, Ste. 101, Austin, Texas 78701.

The Company

Oil and Gas Exploration in Val Verde County

On March 30, 2006, the Providence Exploration acquired approximately12,832 gross acres of oil and gas leases over 57 square miles in Val Verde County, Texas from Global Mineral Solutions, L.P. The leases included underlying multiple oil and gas target zones delineated by prior seismic and drilling in the area, along a trend that has produced from multiple large gas fields, including the Gomez field, which has produced over 10.6 trillion cubic feet to date, the Brown Bassett, which has produced over 1.6 trillion cubic feet to date, and the JM Field, which has produced over 650 billion cubic feet to date.

Seismic Exploration – Val Verde County Leases

On March 27, 2007 Providence Exploration engaged TRNCO Petroleum Corporation to implement an I/O two recording system using the latest in state-of-the-art acquisition and processing parameters to generate high quality 3D seismic data from the Val Verde County leases. Dawson Geophysical Company was concurrently engaged to obtain the actual 3D seismic data while Fairfield Industries Incorporated was subsequently engaged to interpret the data in concert with consulting geologists familiar with the geophysical applications of seismic data.

The 3D seismic data collected and interpreted illuminated deep gas targets at depths ranging from 14,000 to 16,000 feet in the Ellenberger carbonate, in addition to targets within the Strawn carbonate and Pennsylvanian- Wolfcamp sandstone reservoirs at lesser depths. Providence Exploration identified 25 prospective drilling locations within the Val Verde leases based on this information.

Elm Ridge Exploration Company LLC.

On August 8, 2008 Providence Exploration closed a prospect participation and joint operating agreement dated July 31, 2008 with Elm Ridge Exploration Company, LLC (“Elm Ridge”) pursuant to which Elm Ridge acquired a 50% working interest in the Val Verde leases in exchange for $7.212 million dollars and its commitment to carry Providence Exploration for an additional $2.0 million on the initial two wells to be drilled on the leases to the Ellenberger formation. On December 12, 2008 Providence Exploration reached an agreement with the owners of the Val Verde leases to extend the term of the leases over approximately 9,989 gross acres for an additional year in order to satisfy exploration obligations attached to the leases. Providence Exploration then leased an additional 3,352 gross acres in Val Verde County that are adjacent to the southern boundary of its initial lease position and lie within our 3D seismic coverage. The result being that Providence Exploration now holds up to a 50% working interest in 16,184 gross acres of oil and gas leases in Val Verde County.

Drilling

Providence Exploration and Elm Ridge have engaged R.K Ford & Associates, Inc. (“R.K. Ford”) to drill two wells to the Ellenberger formation to test the structure. Drilling of the initial well, the Carson 10-1, started on January 2, 2009. The drill reached the Ellenberger at a depth of approximately 16,000 feet in early March of 2009. Providence Exploration is currently in the process of analyzing the logs pulled from the hole to determine the commercial viability of the Ellenberger and the Strawn formations at the given locations. The analysis is expected to be complete within the next six weeks.

R.K Ford has just commenced drilling on the second, the Carson 12-1, of the initial two wells to be drilled to test the Ellenberger formation with results from this exploration activity expected within the next ten weeks.

Oil and Gas Exploration in Comanche and Hamilton Counties

Providence Exploration concluded the acquisition of approximately 7,374 acres of oil and gas leases in Comanche and Hamilton Counties pursuant to the terms of a definitive joint exploration agreement with The Harding Company in November of 2005. The Harding Company acting as operator for the acquired leases completed a seismic data program to obtain geophysical data in order to identify prospective drill targets for a drilling program slated for that same year. Four wells were drilled on the Comanche County leases none of which indicated commercial quantities of gas. All four wells have since been abandoned and the Comanche County and Hamilton County leases in addition to attendant drilling expenses and development costs were fully impaired in the year ended December 31, 2008.

Competition

The oil and gas business in Texas is highly competitive. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and experience are in a better position than us to compete for leases and production. In addition, our ability to market any oil and gas which we might produce could be severely limited by our inability to compete with larger companies operating in the same area, which may be willing or able to offer oil and gas at a lower price.

The Company competes in Texas with over 1,000 independent companies and approximately 40 significant independent operators including Marathon Oil, Houston Exploration Company and Newfield Exploration Company in addition to over 950 smaller operations with no single producer dominating the area. Major operators such as Exxon, Shell Oil, ConocoPhillips, Mobil and others that are considered major players in the oil and gas industry retain significant interests in Texas.

We believe that the Company can successfully compete against other independent companies by focusing our efforts on minimizing corporate expenses and efficiently developing current lease interests. Otherwise, the Company has a minimal competitive position in the oil and gas industry.

Marketability

The products that the Company intends to market including oil and natural gas products are commodities purchased by many distribution and retail companies. Crude oil can be sold whenever it is produced subject to transportation cost. Natural gas requires transportation from point of production to the purchaser by pipeline.

The Company does not produce oil or gas products for market at this time and will have to consider the construction of a natural gas pipeline to transport energy produced from its leases in Val Verde County in the event commercial quantities of natural gas are determined to exist in situ.

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

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that we will be required to expend amounts relating to future oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, we are unable to accurately predict the ultimate cost of such compliance for 2009.

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

The following environmental laws and regulatory programs appear to be the most significant to our operations in 2009:

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

Clean Air Regulatory Programs — The Company’s operations are subject to the federal Clean Air Act (“CAA”), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. Providence Exploration currently obtains construction and operating permits for our compressor engines; we are not presently aware of any potential adverse claims in this regard.

Waste Disposal Regulatory Programs — The Company’s operations will generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the clean-up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during our drilling and production operations, may in the future be reclassified as “hazardous wastes”. Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures.

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

Employees

The Company currently has only one employee since we rely on an independent operator and related contractors to assist us in managing our interests in oil and gas leases in Val Verde County. We also rely on consultants, attorneys, and accountants to assist us in the development of our business.

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

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

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

The Company’s audits for the periods ended December 31, 2008 and December 31, 2007 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $44,357,352 as of December 31, 2008. Unless we are able to overcome our dependence on financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

The Company has a limited operating history as an oil and gas exploration company.

The Company acquired Providence Exploration on September 29, 2006, which company first began oil and gas exploration during the fourth quarter of 2005. As such, our limited operating history in the oil and gas exploration sector provides an inadequate track record from which to base future projections of success.

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

Shortages of oil field equipment, services, or qualified personnel, could impact the Company’s operating results.

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

The results of the Company’s current operations depend on the exploration and operational efforts of third parties.

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

Since oil and natural gas prices are volatile, any substantial decrease in prices could cause the Company to continue to operate at a loss even in the event that we are successful in producing oil and gas.

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties will depend primarily upon the prices we receive for production, if any. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Our cash flow from operations will be highly dependent on the prices that we expect to receive for oil and natural gas. This price volatility also affects the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Oil and Gas Properties

The Company holds up to a 50% working interest in approximately 16,184 gross acres or approximately 8,092 net acres of oil and gas leases located in Val Verde County, Texas.

Drilling Activity

Over the last three fiscal years, Providence Exploration drilled no productive wells four exploratory wells Comanche County, Texas pursuant to our joint exploration agreement with The Harding Company, all of which failed to produce economically recoverably quantities of oil or gas and have since been abandoned.

Subsequent to the year ended December 31, 2008, Providence Exploration engaged R.K. Ford to drill the first of two exploratory wells to the Ellenberger formation underlying our Val Verde County leases. We are currently analyzing drill results from this first well to the Ellenberger that includes an evaluation of prospective secondary production targets in the Strawn and Pennsylvanian Wolfcamp/Canyon Sands.

The second of the two exploratory wells to drill to the Ellenberger formation is currently underway.

Providence Exploration is not in the process of installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

Delivery Commitments

Providence Exploration has no contracts to provide a fixed and determinable quantity of oil or gas.

Undeveloped Acreage

All acreage in which Providence Exploration maintains an interest is to be considered undeveloped acreage.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by production under the terms of a lease.

Oil and Gas Reserves

The existence of oil and gas reserves for our properties had not been determined as of December 31, 2008.

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

Office and Warehouse Facilities

The Company currently maintains limited office space in Austin, Texas at 5300 Bee Caves Road, Building 1 Suite 240 Austin, Texas, 78746 for which we pay no rent.

Providence Exploration maintained limited office space at 100 Crescent Court, 7th Floor, Dallas, Texas, 75201 until December of 2007 for which it paid no rent in the year ended December 31, 2007. Providence Exploration’s wholly owned subsidiary PDX Drilling I, LLC maintained warehouse space in Young County, Texas until December of 2006 for which it paid $9,600 in rent for the year ended December 31, 2007. We believe that our office space will be adequate for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

On August 27, 2008 The Harding Company (“Harding”) filled a complaint in the District Court of the 160th Judicial District of Dallas County, Texas against the Company. Harding seeks (i) amounts remaining due of $1,177,032 for drilling wells in Comanche and Hamilton Counties and $340,358 for the pipeline to these dry wells under the Joint Exploration Agreement dated October 1, 2005, as amended (ii) access to the seismic data from Val Verde County and its purported right to acquire an additional five percent of participation in the Val Verde leases under the Agreement for Purchase and Sale dated February 21, 2006, as amended, and (iii) attorney’s fees.

On November 5, 2008, the Company, represented by Andrews Kurth, LLP, filed a counterclaim against Harding and an original claim against Abram Janz (“Janz”) that seeks damages for fraud, negligent misrepresentation, breach of contract, and breach of fiduciary duty arising out of Harding’s and Janz’s solicitation of the Company to invest in a drilling and development venture in Comanche and Hamilton Counties. The Company seeks actual and exemplary damages for (i) the loss of its investment under Joint Exploration Agreement, (ii) specific performance of the repurchase provision pertaining to Harding’s five percent participation in the Val Verde leases and (iii) attorney’s fees. The Company believes that it will be successful in its defense of the Harding claims and in pursuing its counterclaim against Harding and Janz.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “PVRS”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each of the quarters listed below are as follows:

Year	Quarter Ended	High	Low
2008	December 31	$0.25	$0.11
	September 30	$0.26	$0.15
	June 30	$0.29	$0.15
	March 31	$0.35	$0.15
2007	December 31	$0.23	$0.08
	September 30	$0.25	$0.14
	June 30	$0.33	$0.14
	March 31	$0.60	$0.32

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 31, 2009 there were 178 shareholders of record holding a total of 62,174,454 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 31, 2009 there were no shares issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of March 31, 2009 the Company has 7,267,650 outstanding warrants. The Company has issued (i) 348,000 common share purchase warrants exercisable at $0.30 per share at any time until December 1, 2010, (ii) 6,684,960 common share purchase warrants exercisable at $1.00 per share at any time until July 25, 2009, (iii) 188,190 common share purchase warrants exercisable at $0.72 per share at any time until November 7, 2009, and (iv) 46,500 common share purchase warrants exercisable at $0.72 per share at any time until November 20, 2009.

Stock Options

As of March 31, 2009 the Company has 9,050,000 outstanding stock options to purchase shares of our common stock, granted pursuant to the Providence Resources, Inc. 2008 Stock Option Plan, with an exercise price of $0.20 per option over a term of ten years from the date of each respective grant.

Convertible Debentures and Notes

As of March 31, 2009 the Company’s outstanding convertible debentures and notes are as follows:

During 2008, the Company issued two secured convertible promissory notes on March 4, 2008 with interest at 10% per annum. The principal and accrued interest on the notes may be converted into shares of the Company’s common stock at a conversion price of $0.08 per share at any time until two years from the date of issuance. The principal amounts on the notes are $496,174 and $423,188. The Company had one convertible promissory note mature in 2008 which was initially issued on April 29, 2007 with interest at 10% per annum. The note was renewed on April 29, 2008 for a term of two years and has a principal amount of $1,000,000 with a per share conversion price of $0.08.

During 2007, the Company issued seven secured convertible promissory notes in the aggregate amount of $5,000,000 with interest at 10% per annum. The principal and accrued interest on the notes may be converted into shares of the Company’s common stock at any time until three years from the date of issuance. The notes were issued as follows: one note in the principal amount of $1,000,000 with a per share conversion price, as amended, of $0.08 was issued on May 31, 2007, four notes with an aggregate value of $2,500,000 with per share conversion prices of $0.08 were issued on August 8, 2007, and two notes with an aggregate value of $500,000 with per share conversion prices of $0.08 were issued on August 15, 2007.

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

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 12, 2008, the Company authorized the issuance of 1,913,336 shares to the holders of five convertible debentures to settle aggregate interest amounts due from 2007 and 2008 of $287,000 at a revised conversion rate of $0.15 in reliance on the exemptions provided by Regulation S of the Securities Act, as follows:

Holder	Principal ($)	Total Interest ($)	Number of Shares
FE Global Leveraged Investments Limited	400,000	56,000	373,334
FE Global Undervalued Investments Ltd.	250,000	35,000	233,334
FE Global Convertible Investment Ltd.	850,000	119,000	793,334
Sunshine, Inc.	100,000	7,000	46,667
FAGEB AG	1,000,000	70,000	466,667

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

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries.

On December 16, 2008 the Company’s board of directors granted, two million one hundred thousand (2,100,000) fully vested non-statutory stock options under the Company’s 2008 Stock Option Plan at an exercise price of $0.20 per share for a period of ten years from the date of grant to five individuals in consideration of services rendered in reliance on the exemptions provided by Section 4(2), Regulation D, and Regulation S of the Securities Act, as follows:

Name	Options	Aggregate Exercise Price ($)	Exemption
Markus Mueller	700,000	140,000	Section 4(2)/Reg. S
Nora Coccaro	550,000	110,000	Section 4(2)/Reg. S
Christian Russenberger	700,000	140,000	Section 4(2)/Reg. S
Ruairidh Campbell	100,000	20,000	Section 4(2)/Reg. D
Diane Dallyn	50,000	10,000	Section 4(2)/Reg. S

The Company complied with the exemption requirements provided by Section 4(2) and Regulation D based on the following factors: (i) the grants were isolated private transactions by the Company which did not involve a public offering; (ii) there were a limited number of offerees who were granted the Company’s options as consideration for services rendered (iii) the offerees committed to hold the options as required by applicable securities laws; (iv) the options were not broken down into smaller denominations; and (v) the negotiations that lead to the grant of the options took place directly between the offerees and the Company.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the common shares were issued and authorized were non-U.S. persons with addresses in foreign countries.

On October 28, 2008, the Company granted Gilbert Burciaga two million (2,000,000) fully vested non-statutory stock options under the Company’s 2008 Stock Option Plan at an exercise price of $0.20 per share for a period of ten years from the date of grant as bonus consideration in reliance on the exemption provided by Section 4(2) and Regulation D of the Securities Act.

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

Discussion and Analysis

During the year ended December 31, 2008 the Company was involved in (i) evaluating seismic data obtained from the Val Verde leases, (ii) identifying prospective partners for the prospective drilling program, (iii) addressing outstanding issues related to the Hamilton and Comanche exploration and development program, (iv) entering into a participation and joint operating agreement with Elm Ridge, and (vi) satisfying continuous public disclosure requirements.

While Providence Exploration began oil and gas drilling operations on our Val Verde leases during the first quarter of 2009, the Company can provide no assurance that such operations will produce economically recoverable quantities of oil and gas. Over the next twelve months the Company intends to complete the drilling of a second exploratory well in Val Verde County and, based upon the results of the first two exploratory wells, focus on additional deep drilling targets for natural gas production.

The Company’s business development strategy is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated expansion of its initial drilling program. Historically, the Company has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations of oil and gas production will be realized or that any production will be sufficient to generate the revenue required for our operations. Should we be unable to generate cash flow from our drill program, the Company may be forced to sell assets or seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.

Results of Operations

Net Income/Losses

For the period from inception until December 31, 2008 the Company incurred net losses of $44,357,352. Net losses for the year ended December 31, 2008 were $6,238,393 as compared to $22,204,275 for the year ended December 31, 2007. The decrease in net losses over the comparative periods can be primarily attributed to a decrease in the impairment of capital assets. We have not generated any revenue during the current period.

We will likely continue to operate at a loss through fiscal 2009 and due to the nature of the Company’s oil and gas exploration and development operations cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 were $925,904 as compared to $835,602 for the year ended December 31, 2007. The increase in general and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect general and administrative expenses to decrease in future periods.

Stock Based Compensation

Stock based compensation for the year ended December 31, 2008 was $1,710,493 as compared to $285,000 for the year ended December 31, 2007. The increase in stock based compensation over the comparative periods can be primarily attributed to the enactment of our 2008 Stock Option Plan and the subsequent grant of stock options to our executive officer, our directors and other individuals for services rendered. We expect stock based compensation to decrease in future periods.

Other Income (Expense)

Interest income for the year ended December 31, 2008 increased to $38,121 from $25,828 for the year ended December 31, 2007.

Interest expense for the year ended December 31, 2008 increased to $2,746,454 from $1,554,288 for the year ended December 31, 2007.

Impairment of our oil and gas leases in Comanche and Hamilton Counties for the year ended December 31, 2008 was $2,000,000 as compared to an impairment of $19,390,826 for the year ended December 31, 2007.

Debt conversion expense for the year ended December 31, 2008 decreased to $48,671 from $162,444 for the year ended December 31, 2007.

The Company recognized a gain on the sale of assets in connection with its agreement Elm Ridge for the year ended December 31, 2008 of $1,155,008 as compared to a loss on the disposal of assets of $35,899 for the year ended December 31, 2007.

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

Capital Expenditures

The Company has spent significant amounts of capital for the period from February 17, 1993 (inception) to December 31, 2008 on unproved oil and gas properties, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

At December 31, 2008, the Company had a working capital surplus of $4,459,369 and current assets of $6,672,835 that consisted of cash on hand of $6,392,364, receivables of $172,971 and a note receivable of $107,500. The Company had total assets of $14,032,689 as of December 31, 2008 that consisted of current assets and undeveloped oil and gas leases in Val Verde County.

At December 31, 2008, the Company had current liabilities of $2,213,466, consisting of accounts payable of $1,133,642, accrued expenses of $1,026,324, and related party payables of $53,500. The Company had total liabilities of $8,825,848 as of December 31, 2008 that consisted primarily of convertible debentures in the aggregate amount of $3,320,000, convertible promissory notes of $2,592,382, and notes payable of $700,000.

Stockholders equity in the Company was $5,055,868 as of December 31, 2008.

For the period from inception until December 31, 2008, the Company’s cash flow used in operating activities was $5,312,358. Cash flows used in operating activities for the year ended December 31, 2008 were $926,450 compared to $227,453 for the year ended December 31, 2007. The cash flow used in operating activities during the current period is primarily due to net losses, adjustments from a gain on the disposal of assets and an increase in related party receivables in connection with Elm Ridge.

Depreciation, amortization, and impairment for the years ended December 31, 2008 and 2007 was $2,020,399 and $19,462,036 respectively.

For the period from inception until December 31, 2008, the Company’s cash flow used in investing activities was $11,528,782. Cash flows provided by investing activities for the year ended December 31, 2008 were $6,153,239 compared to cash flows used in investing activities of $6,069,257 for the year ended December 31, 2007. Cash flows provided by investing activities in the current period are from the sale of a 50% interest in the Val Verde leases to Elm Ridge and payments from notes receivable.

For the period from inception until December 31, 2008, the Company’s cash flow provided by financing activities was $23,233,504. There were no cash flows provided by financing activities for the year ended December 31, 2008 compared to $5,936,700 for the year ended December 31, 2007.

The Company has funded its cash needs from inception primarily through a series of debt and equity transactions, including several private placements. While we believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve months, no assurances can be given that additional funding, if needed to explore and develop our lease interests, will be available to us on acceptable terms or at all. Our inability to obtain funding, if necessary, would have a material adverse affect on our business.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2008.

Commitments for future capital expenditures to the Company’s anticipated drill program were material at year-end.

The Company has a defined benefit plan and contractual commitments with certain of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $44,357,352 as of December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2008 and 2007 included in this Form 10-K the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its consolidated financial statements.

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

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-28.

PROVIDENCE RESOURCES, INC.

(An Exploratory Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

                                                                                          Page

Report of Independent Registered Public Accounting Firm     F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations                                 F-4

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss     F-5

Consolidated Statements of Cash Flows                                F-11

Notes to Consolidated Financial Statements                           F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Providence Resources, Inc. and Subsidiaries
Austin, Texas

We have audited the accompanying balance sheets of Providence Resources, Inc. and Subsidiaries (An Exploratory Stage Company) at December 31, 2008 and 2007 and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from February 17, 1993 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Resources, Inc. and Subsidiaries at December 31, 2008 and 2007 and the results of its operations and comprehensive loss and its cash flows for the years then ended and from February 17, 1993 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
March 30, 2009

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED BALANCE SHEETS December 31, 2008 and 2007

ASSETS	2008	2007

Current assets:
Cash	$6,392,364	1,180,147
Receivables	172,971	-
Note receivable	107,500	350,000
Prepaid expenses	-	34,168
Total current assets	6,672,835	1,564,315

Unproved oil and gas properties, not subject to amortization	7,359,854	14,115,585
Loan origination fees, net of amortization of $73,250	-	20,399
Total assets	$14,032,689	15,700,299

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,133,642	1,082,222
Accrued expenses	1,026,324	539,413
Related party payables	53,500	135,500
Short-term note payable	-	500,000
Short-term convertible promissory notes	-	780,821
Current portion of long-term notes payable	-	773,925
Total current liabilities	2,213,466	3,811,881

Convertible debentures	3,320,000	3,320,000
Long-term convertible promissory notes	2,592,382	1,075,695
Long-term notes payable	700,000	200,000
Total liabilities	8,825,848	8,407,576

Minority interest	150,973	150,973

Commitments

Stockholders' equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
62,174,454 and 59,161,118 shares issued and outstanding, respectively	6,217	5,916
Additional paid-in capital	49,407,003	45,240,221
Accumulated other comprehensive income	-	14,572
Deficit accumulated during the exploratory stage	(44,357,352)	(38,118,959)

Total stockholders' equity	5,055,868	7,141,750

Total liabilities and stockholders' equity	$14,032,689	15,700,299

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2008 and 2007 and Cumulative Amounts

			Inception on
			February 17,
			1993 through
	2008	2007	December 31, 2008

Sales	$-	-	350
Cost of sales	-	-	25,427

Gross profit	-	-	25,777

General and administrative expenses	2,636,397	1,120,602	11,212,423

Loss from operations	(2,636,397)	(1,120,602)	(11,186,646)

Other income (expense):
Interest income	38,121	25,828	512,433
Interest expense	(2,746,454)	(1,554,288)	(9,744,382)
Impairment of capital assets	(2,000,000)	(19,390,826)	(21,390,826)
Debt conversion expense	(48,671)	(162,444)	(211,115)
Gain (loss) on sale of assets	1,155,008	(35,899)	1,119,109

Loss before minority interest, income taxes, and
discontinued operations	(6,238,393)	(22,238,231)	(40,901,427)

Minority interest	-	33,956	53,854

Loss before income taxes and discontinued operations	(6,238,393)	(22,204,275)	(40,847,573)

Provision for income taxes	-	-	-

Loss before discontinued operations	(6,238,393)	(22,204,275)	(40,847,573)

Loss from discontinued operations, net of tax	-	-	(3,407,279)

Net loss before cumulative effect of accounting change	(6,238,393)	(22,204,275)	(44,254,852)

Cumulative effect of accounting change, net of tax	-	-	(102,500)

Net loss	(6,238,393)	(22,204,275)	(44,357,352)

Loss per common share from continuing operations -
basic and diluted	$(0.10)	(0.38)
Loss per common share from discontinued operations -
basic and diluted	$-	-
Loss per common share - basic and diluted	$(0.10)	(0.38)
Weighted average common shares outstanding -
basic and diluted	59,917,703	58,845,406

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC. (An Exploratory Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS February 17, 1993 ( Date of Inception) to December 31, 2008

							Deficit
						Accumulated Other Comprehensive Income	Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in		Development
	Shares	Amount	Shares	Amount	Capital		Stage	Total

Balance at February 17, 1993 (date of inception)	-	$-	60,000	$6	$1,194	$-	$-	$1,200

Net loss	-	-	-	-	-	-	(200)	(200)
Balance at December 31, 1993	-	-	60,000	6	1,194	-	(200)	1,000

Net loss	-	-	-	-	-	-	(240)	(240)
Balance at December 31, 1994	-	-	60,000	6	1,194	-	(440)	760

Net loss	-	-	-	-	-	-	(240)	(240)
Balance at December 31, 1995	-	-	60,000	6	1,194	-	(680)	520

Net loss	-	-	-	-	-	-	(240)	(240)
Balance at December 31, 1996	-	-	60,000	6	1,194	-	(920)	280

Issuance of common stock for cash	-	-	32,068	3	80,269	-	-	80,272
Net loss	-	-	-	-	-	-	(79,765)	(79,765)
Balance at December 31, 1997	-	-	92,068	9	81,463	-	(80,685)	787

Issuance of common stock for:
Services	-	-	6,500	1	12,999	-	-	13,000
Cash	-	-	26,170	3	26,167	-	-	26,170
Additional shares due to rounding
after stock split	-	-	300	1	(1)	-	-	-
Net loss	-	-	-	-	-	-	(36,896)	(36,896)
Balance at December 31, 1998	-	-	125,038	14	120,628	-	(117,581)	3,061

Balance forward, December 31, 1998	-	-	125,038	14	120,628	-	(117,581)	3,061

Rounding	-	-	(38)	-	-	-	-	-
Issuance of common stock for:
Cash	-	-	22,500	2	899,998	-	-	900,000
Assets	-	-	128,012	13	1,020,452	-	-	1,020,465
Net book value of Healthbridge, Inc.	-	-	20,500	2	(2)	-	-	-
Dividends-in-kind	-	-	50,202	5	2,008,091	-	(2,008,096)	-
Debt	-	-	242,500	23	999,978	-	-	1,000,001
Reverse acquisition with Healthbridge Inc.
and Wattmonitor, Inc.	-	-	147,500	15	798,046	-	-	798,061
Common stock offering costs	-	-	-	-	(105,000)	-	-	(105,000)
Reverse acquisition, retirement of
old shares of Wattmonitor, Inc.	-	-	(147,500)	(15)	(915,627)	-	117,581	(798,061)
Share adjustment for shares previously issued	-	-	150	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,196,076)	(3,196,076)
Balance at December 31, 1999	-	-	588,864	60	4,826,564	-	(5,204,172)	(377,549)

Issuance of common stock for:
Debt	-	-	34,950	4	349,496	-	-	349,500
Services	-	-	11,000	1	71,199	-	-	71,200
Cash	-	-	19,500	2	194,998	-	-	195,000
Accounts payable	-	-	7,500	1	74,999	-	-	75,000
Common stock offering costs	-	-	-	-	(15,600)	-	-	(15,600)
Stock option compensation expense	-	-	-	-	6,000	-	-	6,000
Net loss	-	-	-	-	-	-	(816,545)	(816,545)
Balance at December 31, 2000	-	-	661,814	67	5,507,656	-	(6,020,717)	(512,994)

Balance forward, December 31, 2000	-	-	661,814	67	5,507,656	-	(6,020,717)	(512,994)

Issuance of common stock for:
Services	-	-	84,400	9	258,941	-	-	258,950
Accounts payable	-	-	13,750	1	59,999	-	-	60,000
Debt	-	-	41,603	4	249,614	-	-	249,618
Net loss	-	-	-	-	-	-	(422,008)	(422,008)
Balance at December 31, 2001	-	-	801,567	81	6,076,210	-	(6,442,725)	(366,434)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,221,203)	(1,221,203)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	4,869	-	4,869
Total comprehensive loss								(1,216,334)
Issuance of common stock for:
Intellectual property	-	-	37,500	4	224,996	-	-	225,000
Services	-	-	143,000	14	806,086	-	-	806,100
Accounts payable and services	-	-	5,000	1	10,999	-	-	11,000
Stock option compensation expense	-	-	-	-	12,500	-	-	12,500
Balance at December 31, 2002	-	-	987,067	99	7,130,791	4,869	(7,663,928)	(528,169)

Balance forward, December 31, 2002	-	-	987,067	99	7,130,791	4,869	(7,663,928)	(528,169)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(232,560)	(232,560)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	(806)	-	(806)
Total comprehensive loss								(233,366)
Issuance of common stock for:
Cash	-	-	314,165	32	102,801	-	-	102,833
Services			2,100	-	3,888	-	-	3,888
Debt			1,537,048	154	475,583	-	-	475,737
Common stock offering costs	-	-	-	-	(2,000)	-	-	(2,000)
Issuance of common stock
options for services	-	-	-	-	15,000	-	-	15,000
after reverse split	-	-	65	-	-	-	-	-
Balance at December 31, 2003	-	-	2,840,445	285	7,726,063	4,063	(7,896,488)	(166,077)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(311,757)	(311,757)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	1,250	-	1,250
Total comprehensive loss								(310,507)
Issuance of common stock for:
Debt conversion	-	-	2,735,555	273	197,673	-	-	197,946
Services			1,050,000	105	80,395			80,500
Balance at December 31, 2004	-	-	6,626,000	663	8,004,131	5,313	(8,208,245)	(198,138)

Balance forward, December 31, 2004	-	-	6,626,000	663	8,004,131	5,313	(8,208,245)	(198,138)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(944,857)	(944,857)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	9,057	-	9,057
Total comprehensive loss								(935,800)
Issuance of common stock for:
Cash	-	-	7,520,000	752	2,005,248	-	-	2,006,000
Debt	-	-	2,334,841	233	349,992	-	-	350,226
Issuance of warrants for finders fees	-	-	-	-	191,400	-	-	191,400
Common stock offering costs	-	-	-	-	(125,400)	-	-	(125,400)
Balance at December 31, 2005	-	-	16,480,841	1,649	10,425,371	14,370	(9,153,102)	1,288,288

Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,761,584)	(6,761,584)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	190	-	190
Total comprehensive loss								(6,761,394)
Issuance of common stock for:
Acquisition of Providence Exploration	-	-	20,000,000	2,000	15,998,000	-	-	16,000,000
Cash	-	-	13,369,920	1,337	8,020,615	-	-	8,021,952
Debt	-	-	2,004,778	200	2,071,014	-	-	2,071,214
Issuance of warrants with equity financing	-	-	-	-	3,409,330	-	-	3,409,330
Issuance of warrants for finders fees	-	-	-	-	122,743	-	-	122,743
Balance at December 31, 2006	-	-	51,855,539	5,185	40,047,072	14,560	(15,914,684)	24,152,133

Balance forward, December 31, 2006	-	-	51,855,539	5,185	40,047,072	14,560	(15,914,684)	24,152,133

Comprehensive loss:
Net loss	-	-	-	-	-	-	(22,204,275)	(22,204,275)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	12	-	12
Total comprehensive loss								(22,204,263)
Issuance of common stock for:
Cash	-	-	1,987,500	199	236,501	-	-	236,700
Services			1,450,000	145	284,855	-	-	285,000
Debt			3,868,079	387	580,126	-	-	580,513
Discount on convertible notes	-	-	-	-	4,091,667	-	-	4,091,667
Balance at December 31, 2007	-	-	59,161,118	5,916	45,240,221	14,572	(38,118,959)	7,141,750

Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,238,393)	(6,238,393)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	(14,572)	-	(14,572)
Total comprehensive loss								(6,252,965)
Issuance of common stock for:
Services	-	-	1,100,000	110	219,890	-	-	220,000
Interest on convertible debentures	-	-	1,913,336	191	286,809	-	-	287,000
Stock compensation - stock options	-	-	-	-	1,490,493	-	-	1,490,493
Discount on convertible notes	-	-	-	-	2,169,590	-	-	2,169,590
Balance at December 31, 2008	-	$-	62,174,454	$6,217	$49,407,003	$-	$(44,357,352)	$5,055,868

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008 and 2007 and Cumulative Amounts
			Inception on
			February 17,
			1993 through
	2008	2007	December 31, 2008
Cash flows from operating activities:
Net loss	$(6,238,393)	(22,204,275)	(44,357,352)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	220,000	285,000	645,000
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	-	178,214	599,761
Additional value of shares issued for debt and services conversion	-	152,300	3,176,831
Options issued for services	1,490,493	-	1,490,493
Amortization of conversion rights on debt	1,986,094	948,184	2,934,278
Depreciation, amortization, and impairment	2,020,399	19,462,036	21,647,455
Minority interest	-	(33,956)	(53,854)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
Gain (loss) on sale of assets	(1,155,008)	35,899	(1,119,109)
(Increase) decrease in:
Accounts receivable and prepaid expenses	34,168	207	144,893
Inventory	-	374,515	374,515
Related party receivable	(172,971)	-	(172,971)
Increase (decrease) in:
Accounts payable	51,420	128,419	1,730,666
Accrued expenses	919,348	385,504	1,515,271
Related party payables	(82,000)	60,500	153,812
Net cash used in operating activities	(926,450)	(227,453)	(5,312,358)

Cash flows from investing activities:
Advances to Providence Exploration prior to acquisition	-	-	(8,886,761)
Cash of Providence Exploration on acquisition date	-	-	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	(1,302,061)	(6,069,257)	(10,019,578)
Proceeds from sales of assets	7,212,800	-	7,212,800
Payments received on notes receivable	242,500	-	242,500
Issuance of notes receivable	-	-	(616)
Net cash provided by (used in) investing activities	6,153,239	(6,069,257)	(11,528,782)

Cash flows from financing activities:
Proceeds from notes payable	-	700,000	1,392,999
Proceeds from convertible promissory notes payable	-	5,000,000	5,000,000
Issuance of common stock	-	236,700	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Proceeds from (payments for) convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)
Net cash provided by financing activities	-	5,936,700	23,233,504

Change in accumulated other comprehensive income	(14,572)	12	-
Net increase (decrease) in cash	5,212,217	(359,998)	6,392,364
Cash, beginning of period	1,180,147	1,540,145	-
Cash, end of period	$6,392,364	1,180,147	6,392,364

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) (formerly Healthbridge, Inc.) and its wholly owned subsidiaries, Healthbridge AG (“Healthbridge AG”), and Providence Exploration LLC (“Providence Exploration”). Providence Exploration has two wholly owned subsidiaries, PDX Drilling LLC (“PDX”) and Providence Resources LLC, and a ninety percent interest in Comanche County Pipeline, LLC. Collectively, these entities are referred to as “the Company”.

Providence Resources, Inc. was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. Providence Resources LLC, was formed to acquire leases in Texas for oil and gas exploration and development. Comanche County Pipeline, LLC was formed for constructing an oil and gas pipeline in Comanche County, Texas.

Providence Exploration is involved in exploration activities for the recovery of oil and gas from the Ellenburger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs in Val Verde County. The Val Verde County prospect includes approximately 16,184 gross acres of oil and gas leases. Providence Exploration has up to a 50% working interest and its joint venture operating partner, Elm Ridge Exploration Company LLC (Elm Ridge) has a 50% working interest in the Val Verde County prospect.

The Company is considered an exploratory stage company as defined in SFAS No. 7.

Principles of Consolidation

The consolidated financial statements include the accounts of Providence Resources and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original or current maturity of three months or less to be cash equivalents.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

During 2007, the Company disposed of all its equipment and recorded a depreciation expense of $9,911.

Unproved Oil and Gas Properties, Not Subject to Amortization

The Company follows the full cost method of accounting for exploration and development of oil and gas properties whereby all costs in acquiring, exploring and developing properties are capitalized, including an estimate of abandonment costs, net of estimated equipment salvage costs, and subjected to a quarterly impairment test, based on the estimated net realizable value of the property. Management records the impairment of its unproved oil and gas properties at the time impairment appears to exist.

No costs related to production, general corporate overhead, or similar activities have been capitalized. As of December 31, 2008, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of December 31, 2008 and 2007.

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

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company has filed income tax returns in the U.S. federal jurisdiction and in certain states.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits, along with penalties, in operating expenses. During the years ended December 31, 2008 and 2007, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2008.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The amount in excess of federally insured limits at December 31, 2008 was approximately $5,700,000.

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

Revenue Recognition

Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectibility is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground.

Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. In 2008 and 2007 the Company’s common stock equivalents were antidilutive. Common stock equivalents that could potentially dilute earnings per share in the future are the common stock options and warrants (see Note 14) and convertible debts (see Notes 4 through 8).

Reclassifications

Certain amounts in the 2007 financial statements may have been reclassified to conform to the 2008 presentation.

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

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

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

Note 2 — Going Concern

As of December 31, 2008, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has negative working capital, negative cash flows from operations, and has incurred losses of approximately $44,000,000 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 3 — Note Receivable

The note receivable is from Central Basin Oil Investments, Inc. (CBOI). The note bears interest at 6% and is secured by a vehicle and drilling rigs sold to CBOI. The note is currently in default and is therefore due on demand.

Note 4 – Short-Term Note Payable

At December 31, 2007, the Company had a twelve month note payable with Global Convertible Megatrend LTD in the amount of $500,000. The note was unsecured and principal and accrued interest were payable in full on February 23, 2008. Interest accrued at a rate of 10% per annum. Accrued interest payable was convertible to common shares at $0.35 per share. The note matured and was renewed for a term of two years (see Note 8). Accrued interest at maturity was not paid and is included on the Balance Sheet under the caption “Accrued expenses”.

Note 5 – Short-Term Convertible Promissory Notes

At December 31, 2007, the Company had a twelve month convertible promissory note with Miller Energy LLC with a face value of $1,000,000, an unamortized discount of $219,179, and a net book value of $780,821 as seen in the balance sheet. The note was secured by certain seismic information and other assets with principal and accrued interest payable in full on April 29, 2008. Interest accrued at a rate of 10% per annum. Accrued interest payable was convertible to common shares at $0.15 per share. The note matured in 2008 and was renewed for a term of two years (see Note 7). Accrued interest at maturity was not paid and is included on the Balance Sheet under the caption “Accrued expenses”.

Note 6 – Convertible Debentures

The Company has issued seven convertible debenture certificates for the total principal sum of $3,320,000 due in full with accrued and unpaid interest on November 30, 2010. The interest at a rate of 7.0% per annum is payable on a semi-annual basis. The holders of the debentures have the right to convert all or part of the principal and accrued interest into common shares of the Company at $0.35 per share at any time prior to maturity. The convertible debentures are secured by substantially all of the Company’s assets consisting of all tangible and intangible property.

On December 12, 2008, the interest accrued on five debentures was converted into shares of common stock at $0.15 per share. The Company issued 1,913,336 shares for $287,000 of interest owed.

On December 1, 2007, the interest accrued on seven debentures was partially converted into shares of common stock at between $0.15 and $0.35 per share. The Company issued 994,516 shares for $178,214 of interest owed.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 7 – Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consisted of the following:

	2008	2007
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010 including interest at 10%, convertible at $0. 08 per common share.	$1,000,000	1,000,000

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	1,400,000	1,400,000

Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	100,000	100,000

Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	600,000	600,000

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	400,000	400,000

Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010 including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010 including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010 including interest at 10%, convertible at $0.08 per common share.	1,000,000	-

Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010 including interest at 12%, convertible at $0.08 per common share.	496,174	-

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010 including interest at 12%, convertible at $0.08 per common share.	423,188	-
	5,919,362	4,000,000
Less unamortized discount	(3,326,980)	(2,924,305)
	$2,592,382	1,075,695

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 7 – Long-Term Convertible Promissory Notes (continued)

The notes listed above are secured by:

•

All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement between the Company and TRNCO Petroleum Corporation which seismic data may not be shared with any third party without the express written consent of the holder of the note.

•	Any and all proceeds arising from or attributable to the assets.

The fair value of the conversion options on the long-term promissory notes are $3,326,980 and $2,924,305 at December 31, 2008 and 2007, respectively, and are calculated using the intrinsic value method and were recorded as discounts on the face values of the notes. These amounts are amortized using the straight-line method over the term of the notes. In 2008 and 2007, the Company recorded $1,986,094 and $500,696 as interest expense due to amortization of the discounts.

Note 8 – Long-Term Notes Payable

Long-term notes payable consisted of the following:

	2008	2007
Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $25,119 through July 31, 2008, including interest at 12%.	$-	156,515

Note Payable - Global Convertible Megatrend LTD., secured by drilling equipment, payable in quarterly installments of $50,238 through July 31, 2008, including interest at 12%.	-	352,608

Note Payable - FAGEB AG, secured by drilling equipment, payable in quarterly installments of $37,722 through September 25, 2008, including interest at 12%.	-	264,802

Note Payable – Bluemont Investment Ltd, payable in full by August 27, 2010, including interest at 10%.	200,000	200,000

Note Payable - Global Convertible Megatrend Ltd., unsecured, principal payable in full on February 23, 2010, interest at 10% and payable at the end of each fiscal quarter, accrued interest convertible to common shares at $0.08 per share.	500,000	-

	700,000	973,925
Less current portion	-	(773,925)

	$700,000	200,000

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 9 – Related Party Payables

Related party payables consist of amounts due to directors of the Company for consulting fees and were $53,500 and $135,500 at December 31, 2008 and 2007, respectively.

Note 10 — Related Party Transactions

The Company entered into an agreement with Markus Mueller, a director of the Company for consulting services. The agreement had an automatic renewal provision unless terminated by either party. During 2008 and 2007, the Company recognized consulting expense of $22,500 and $45,000 respectively. The agreement was terminated on March 31, 2008, and the Company issued 500,000 shares of common stock at $0.15 per share in satisfaction of amounts due totaling an aggregate of $75,000. Fair value of the shares issued was $100,000. The excess ($25,000) was recorded as a Debt Conversion Expense.

The Company has entered into an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2008 and 2007, the Company recognized consulting expense of $96,000 and $109,500 respectively.

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options of 1,700,000, tenure stock options of 5,650,000, and performance stock options if he successfully meets certain performance requirements. The term of the agreement is for four years. During 2008 and 2007, the Company recognized consulting expenses of $150,000 and $75,000, respectively to Gil Burciaga. During 2008, the Company’s board of directors authorized a cash bonus of $250,000 to Mr. Burciaga.

On December 16, 2008 the Company’s board of directors authorized 1,950,000 fully vested non-statutory stock options as consideration for services rendered under the Company’s 2008 Stock Option Plan to the non-executive Company directors. The exercise price per share is $0.20 exercisable ten years from the date of grant.

Note 11 — Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2008	2007

Interest	$-	-
Income taxes	$-	-

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

December 31, 2008 and 2007

Note 11 — Supplemental Cash Flow Information (continued)

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

During the year ended December 31, 2007, the Company recorded $4,091,667 of discount on promissory notes to value the conversion options as calculated using the intrinsic value method.

During the year ended December 31, 2008, the Company issued 500,000 shares of common stock to Markus Mueller, a director of the Company, at $0.15 per share in satisfaction of amounts due for consulting services totaling an aggregate of $75,000. Fair value of shares issued was $100,000. The excess ($25,000) was recorded as a Debt Conversion Expense.

During year ended December 31, 2008, the Company entered into an agreement with Edward Moses for his services as a director. For his services rendered, the Company issued 100,000 shares of common stock in satisfaction of amounts due of $20,000.

During year ended December 31, 2008, the Company entered into an agreement with Bill Purves for his advisory services. For his services rendered, the Company issued 500,000 shares of common stock in satisfaction of amounts due $100,000.

During the year ended December 31, 2008, the Company recorded $2,169,590 of discount on promissory notes to value the conversion options as calculated using the intrinsic value method.

During the year ended December 31, 2008, the Company issued 1,913,336 shares of common stock to extinguish $287,000 in accrued interest on convertible debentures.

Note 12 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended December 31,		Cumulative
	2008	2007	Amounts

Federal tax benefit at statutory rate	$(2,120,000)	(7,549,000)	(14,390,000)
Change in valuation allowance	2,120,000	7,549,000	14,390,000
	$-	-	-

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 12 – Income Taxes (continued)

Deferred tax assets are as follows:

	2008	2007

Net operating loss carryforwards	$14,390,000	12,270,000
Valuation allowance	(14,390,000)	(12,270,000)

	$-	-

The Company has net operating loss carryforwards of approximately $44,000,000, which begin to expire in the year 2014. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 13 — Preferred Stock

The Company’s preferred stock may have such rights, preferences, and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2008.

Note 14 – Common Stock Options and Warrants

Common stock options and warrants are as follows:

			Exercise
	Number of		Price
	Options	Warrants	Per Share
Outstanding at January 1, 2007 and 2008	-	7,267,650	$0.30 - 1.00
Granted	9,050,000	-	$0.20
Outstanding at December 31, 2008	9,050,000	7,267,650	$0.20 - 1.00

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 14 – Common Stock Options and Warrants (continued)

The following assumptions were used for the Black-Scholes valuation of the options granted in 2008:

Risk-free interest rate	2.25% - 2.53%
Expected life of options	10 years
Annualized volatility	55% - 107%
Dividend rate	-

The weighted average fair value of each option granted during 2008 ranged from approximately $ 0.12 to $0.20.

The following table summarizes information about common stock options and warrants outstanding at December 31, 2008:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

0.20	9,050,000	9.7	0.20	9,050,000	0.20
0.30	348,000	2.0	0.30	348,000	0.30
0.72	234,690	1.0	0.72	234,690	0.72
1.00	6,684,960	1.0	1.00	6,684,960	1.00
$ 0.20 - 1.00	16,317,650	5.85	$ 0.20 - 1.00	16,317,650	$ 0.20 - 1.00

Note 15 – Commitments and Contingencies

In 2008, the Company entered into a prospect participation and joint operating agreement with Elm Ridge, whereby Elm Ridge acquired a 50% interest in certain leases. Under the agreement the Company received a payment of $7,212,800 (including a credit for the $100,000 paid as a non-refundable option) and will be carried on the first two wells by Elm Ridge for $2,000,000.

The Company has a royalty commitment of 25% of net revenue on certain of its oil leases.

The Harding Company (“Harding”) has filed a complaint against the Company for amounts remaining due for drilling wells in Comanche and Hamilton Counties and for the pipeline to these dry wells under a Joint Exploration Agreement.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 15 – Commitments and Contingencies (continued)

The Company filed a counterclaim against Harding and an original claim against Abram Janz (“Janz”) that seeks damages for fraud, negligent misrepresentation, breach of contract, and breach of fiduciary duty arising out of Harding’s and Janz’s solicitation of the Company to invest in a drilling and development venture in Comanche and Hamilton Counties. The Company believes that it will be successful in its defense of the Harding claims and in pursuing its counterclaim against Harding and Janz.

At December 31, 2008 and 2007, the Company had accounts payable to Harding of approximately $1,061,000 and $1,061,000, respectively.

The Company maintains limited office space in Austin, Texas for which it pays no rent.

Note 16 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 17 – Impairment of Capital Assets

During 2007, management determined that an impairment of long-lived assets had occurred due to unsuccessful drilling efforts that decreased the carrying values of the Company’s oil and gas leases, allowed lease terms to expire, and rendered the oil and gas pipeline unnecessary. Accordingly, the Company recorded impairment charges of $17,881,092 and $1,509,734 on the leases and pipeline, respectively. During 2008, the Company recorded an impairment charge of $2,000,000 which was the capitalized cost of Comanche and Hamilton County leases that expired on their own terms.

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

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Supplemental Oil and Gas Information – FAS69 (continued)

Net Proved Reserves (1, 2)

	Natural Gas	Crude oil and Natural
	(millions of	Gas Liquids
Net proved reserves	cubic feet)	(thousands of barrels)

December 31, 2006	-	-
Purchase of reserves in place	-	-
Productions	-	-
Adjustment for uneconomic wells	-	-

December 31, 2007 and 2008	-	-

Developed	-	-
Undeveloped	-	-

Total	-	-

(1)	Definitions:

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

December 31, 2008 and 2007

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

d.     “Proved undeveloped reserves.” Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates, for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

(2) The Company does not file any estimates of total net proved crude oil or natural gas reserves with any U.S. federal authority or agency other than the SEC.

PROVIDENCE RESOURCES, INC.
(An Exploratory Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Supplemental Oil and Gas Information – FAS69 (continued)

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The Company has no proved reserves and no oil and gas production and therefore has not presented the Standardized Measure of Discounted Future Net Cash Flows or operating results.

Capitalized Costs

December 31, 2008	United States

Proved oil and gas properties	$-
Unproved oil and gas properties	7,359,854

Total capital costs	7,359,854
Accumulated depletion	-

Net capitalized costs	$7,359,854

Costs Incurred

Year Ended December 31, 2008	United States

Acquisitions:
Proved reserves	$-
Unproved reserves	172,971

Total acquisitions	172,971
Exploration costs	-
Development costs	1,129,090
Asset retirement obligations	-

Total costs incurred	$1,302,061

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Gilbert Burciaga	55	2007	CEO, CFO, PAO, and director
Markus Mueller	50	2003	Chairman of the board of directors
Nora Coccaro	52	1999	Director
Christian Russenberger	40	2008	Director

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

Markus Mueller was appointed to the Company’s’s board of directors on May 28, 2003.

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

Nora Coccaro was appointed to the Company’s board of directors on November 16, 1999.

Ms. Coccaro resigned as chief executive officer, chief financial officer, and principal accounting officer on July 2, 2007 at which time she was appointed as Vice-President of Corporate Affairs.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro has also served as officer and/or director with the following companies:

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

Between September 1998 and December 2005 Ms. Coccaro acted as the Consul of Uruguay to Western Canada.

Christian Russenberger was appointed to the Company’s board of directors on March 31, 2008.

Mr. Russenberger is the sole owner and director of CR Innovations Holding AG, CR Innovations AG (financial consulting), Global Project Finance AG (long term investments), Profumeria.ch AG.  Since 2004 Mr. Russenberger has been involved in the management and direction of each of these companies. Prior to his current experience Mr. Russenberger worked with Finter Bank in Zurich, Switzerland (1993-2004) as a relationship manager and analyst. Before joining Finter Bank, Mr. Russenberger worked in Zurich as an analyst with Anlage-und Kreditbank AKB (1991-1993) and Bank Leu AG (1990-1991).

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are unaware persons who, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

Director Compensation

Non-executive directors are compensated for attendance at meetings in the amount $500 per meeting but are not reimbursed for out-of-pocket costs incurred in attending meetings.

During the year ended December 31, 2008, the Company compensated its non-executive directors for services rendered by granting stock options to purchase common shares pursuant to our 2008 Stock Option Plan.

During the year ended December 31, 2008, the Company compensated the chairman of our board of directors pursuant to a consulting agreement that terminated on March 31, 2008 and another of our directors pursuant to a consulting agreement that is current (see Directors Summary Compensation Table below).

The following table provides summary information for the year 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Director’s Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($) ***	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Markus Mueller, chairman	-	75,000*	84,000	-	-	-	159,000
Nora Coccaro	96,000**	-	66,000	-	-	-	162,000
Christian Russenberger	-	-	84,000	-	-	-	84,000

*      Pursuant to a consulting agreement which terminated on March 31, 2008 for amounts due in 2007 and 2008 totaling $75,000 in stock.

**     Pursuant to a consulting agreement amount paid for her services as vice-president of corporate affairs (please see the Executive Summary Compensation Summary table, below).

***     Stock options grants were authorized on December 16, 2008.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our executive officer. We use salaries, stock compensation awards, and stock options awards to incentivize our executive officer. We utilize these forms of compensation because we feel that same are adequate to retain and motivate our executive officer. The amount we deem appropriate to compensate our executive officer is determined in accordance with market forces as we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to include options additional compensatory elements at some future time.

Executive compensation for the year ended December 31, 2008 was $1,234,000 as compared to $184,500 for the year ended December 31, 2007 and $424,500 for the year ended December 31, 2006. The increase in executive compensation for the year ended 2008 from the year ended 2007 is primarily attributable to (i) a stock option plan that went into effect in the current year to retain and incentivize our executive officer and (ii) a cash bonus for closing the Elm Ridge agreement. The decrease in executive compensation for the year ended 2007 from the year ended 2006 is attributable to a stock bonus provided in the prior period to our former executive officer. We expect executive compensation to decrease in future periods.

Tables

The following table provides summary information for the years 2008, 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gilbert Burciaga: CEO, CFO, PAO and director *	2008 2007 2006	150,000 75,000 -	250,000 - -	- - -	834,000 - -	- - -	- - -	- - -	1,234,000 75,000 -
Nora Coccaro: director; former CEO, CFO, and PAO**	2008 2007 2006	96,000 93,500 64,500	- - -	- 16,000 360,000	66,000*** - -	- - -	- - -	- - -	162,000 109,500 424,500

*      Appointed to executive positions on July 2, 2007.

**     Resigned executive positions on July 2, 2007. Salary pursuant to a consulting agreement, as amended, dated March 16, 2000.

***     Options granted for services as director (please see the Directors Summary Compensation Summary table, above).

The following table provides summary information for 2008 concerning each grant of an award (including awards that subsequently have been transferred) by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Grants of Plan-Based Awards
Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards*
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gilbert Burciaga	6/13	-	-	-	-	-	-	-	4,500,000	0.20	540,000
	6/30	-	-	-	-	-	-	-	150,000	0.20	18,000
	9/30	-	-	-	-	-	-	-	150,000	0.20	18,000
	10/28	-	-	-	-	-	-	-	2,000,000	0.20	240,000
	12/31	-	-	-	-	-	-	-	150,000	0.20	18,000
Nora Coccaro	12/16**	-	-	-	-	-	-	-	550,000	0.20	66,000

*     Fair market value of $0.12; see the methodology for this valuation in Note 14 to the audited financial statement included herein.

The following table provides summary information for 2008 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Gilbert Burciaga	6,950,000	9,237,500	-	0.20	June 12, 2018	-	-	-	-
Nora Coccaro	550,000	-	-	0.20	June 12, 2018	-	-	-	-

The following table provides summary information for 2008 concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments (on an aggregated basis) by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Option Exercises and Stock Vested
Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Gilbert Burciaga	0	0	0	0
Nora Coccaro	0	0	0	0

We have no “Pension Benefits”, “Nonqualified Deferred Compensation”, or “Post Employment Payments” to report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 62,174,454 shares of common stock issued and outstanding as of March30, 2009 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Gilbert Burciaga, CEO, CFO, PAO, director 5300 Bee Caves Rd Bldg 1 Suite 240 Austin, Texas 78746	Common	0 (6,950,000 options)	0%
Markus Mueller, director Bleicherweg 66, CH-8022 Zurich, Switzerland	Common	8,434,384 (700,000 options)	13.6%
Nora Coccaro, director Rio Negro 1245, Apartment 102 Postal Code 1100, Montevideo, Uruguay	Common	453,520 (550,000 options)	0.7%
Christian Russenberger*, director Meierhofrain 36, CH-8820 Wädenswil, Switzerland	Common	1,120,000 (700,000 options, 25,000,000 convertible notes, 289,183 warrants)	1.8%
Officer and directors (4) as a group	Common	10,007,634	16.1%

*     Christian Russenberger is considered the beneficial owner of 1,120,000 common shares and $1,400,000 in debt convertible into 17,500,000 common shares held by Global Project Finance AG. He is also the beneficial owner of $600,000 in debt convertible into 7,500,000 common shares and 289,183 warrants to purchase common shares held by CR Innovations AG.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting fees, bonus and option grants

•

Gilbert Burciaga, our sole executive officer and a director, entered into an employment agreement dated effective May 1, 2007 pursuant to which he realized $150,000 in consulting fees, a bonus in the amount of $250,000 for the annual period ended December 31, 2008. Mr. Burciaga had further vested 6,950,000 stock options to purchase shares of the Company’s common stock at an exercise price of $0.20 exercisable for ten years from the date of grant as of the year end.

•

Markus Mueller, the chairman of our board of directors, pursuant to a consulting agreement that terminated on March 31, 2008 realized 500,000 shares of the Company’s common stock in satisfaction of a consulting expense due of $75,000 as of December 31, 2008. Mr. Mueller had further vested 700,000 stock options to purchase shares of the Company’s common stock at an exercise price of $0.20 exercisable for ten years from the date of grant as of the year end.

•

Nora Coccaro, vice-president of corporate affairs and a director, pursuant to a consulting agreement that is current realized $96,000 in consulting fees as of December 31, 2008. Ms. Coccaro had further vested 550,000 stock options to purchase shares of the Company’s common stock at an exercise price of $0.20 exercisable for ten years from the date of grant as of the year end.

•

Christian Russenberger, a director, vested 700,000 stock options to purchase shares of the Company’s common stock at an exercise price of $0.20 exercisable for ten years from the date of grant as of December 31, 2008.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider Mr. Russenberger to be an independent director.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf, Nilson & Morrill, LLC provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2008 and 2007. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the 2008 and 2007 audit of our annual financial statements and a review of our quarterly financial statements was $35,500 and $25,000, respectively.

Audit Related Fees

Chisholm, Bierwolf, Nilson & Morrill, LLC billed to the Company no fees in 2008 or 2007 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf, Nilson & Morrill, LLC billed to the Company no fees in 2008 or 2007 for professional services rendered in connection with the preparation of our tax returns for the period.

All Other Fees

Chisholm, Bierwolf, Nilson & Morrill, LLC billed to the Company no fees in 2008 or 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by Chisholm, Bierwolf, Nilson & Morrill, LLC, as detailed above, were pre-approved by our board of directors. Our independent auditors, Chisholm, Bierwolf, Nilson & Morrill, LLC, performed all work using only their own full time permanent employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-28, and are included as part of this Form 10-K:

     Financial Statements of the Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 36 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Gilbert Burciaga By: Gilbert Burciaga Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and D irector	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Gilbert Burciaga Gilbert Burciaga Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2009
/s/ Markus Mueller Markus Mueller Director	March 31, 2009
/s/ Nora Coccaro Nora Coccaro Director	March 31, 2009
/s/ Christian Russenberger Christian Russenberger Director	March 31, 2009

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