Form 10-Q
period 2009-03-31
PROVIDENCE RESOURCES INC
filed 2009-05-19
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

N/A

(Former name or former address if changed since last report)

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

At May 15, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 62,174,454.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	6
Notes to Unaudited Consolidated Financial Statements	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4T. Controls and Procedures	20

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 3. Defaults upon Senior Securities	26
ITEM 4. Submission of Matters to a Vote of Securities Holders	26
ITEM 5. Other Information	26
ITEM 6. Exhibits	26
Signatures	27
Index to Exhibits	28

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

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$5,152,955	6,392,364
Receivables	-	172,971
Note receivable	83,123	107,500
Total current assets	5,236,078	6,672,835

Unproved oil and gas properties, not subject to amortization	8,586,644	7,359,854

Total assets	$13,822,722	14,032,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,689,393	1,133,642
Accrued expenses	1,251,378	1,026,324
Related party payables	86,846	53,500
Total current liabilities	3,027,617	2,213,466

Convertible debentures	3,320,000	3,320,000
Long-term convertible promissory notes	3,126,689	2,592,382
Long-term notes payable	700,000	700,000

Total liabilities	9,582,666	8,825,848

Commitments

Stockholders' equity:
Providence Resources, Inc. stockholders' equity
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
62,174,454 shares issued and outstanding	6,217	6,217
Additional paid-in capital	49,429,352	49,407,003
Deferred stock Compensation	(466,017)	-
Deficit accumulated during the development stage	(45,972,109)	(44,357,352)
Total Providence Resources, Inc. stockholders' equity	3,497,443	5,055,868
Non-controlling interest	150,973	150,973
Total stockholders' equity	3,648,416	5,206,841

Total liabilities and stockholders' equity	$13,822,722	14,032,689

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months ended March 31, 2009 and 2008 and Cumulative Amounts (Unaudited)
			Inception on
			February 17, 1993 through
	2009	2008	March 31, 2009
Sales	$-	-	350
Cost of sales	-	-	25,427

Gross profit	-	-	25,777

General and administrative expenses	865,654	188,019	12,078,077

Loss from operations	(865,654)	(188,019)	(12,052,300)

Other income (expense):
Interest income	10,258	454	522,691
Interest expense	(759,361)	(808,682)	(10,503,743)
Impairment of capital assets	-	-	(21,390,826)
Debt conversion expense	-	-	(211,115)
Gain (loss) on sale of assets	-	-	1,119,109

Loss before income taxes and continuing operations	(1,614,757)	(996,247)	(42,516,184)

Provision for income taxes	-	-	-

Loss from continuing operations	(1,614,757)	(996,247)	(42,516,184)

Loss from discontinued operations, net of tax	-	-	(3,407,279)

Net loss before cumulative effect of accounting change	(1,614,757)	(996,247)	(45,923,463)

Cumulative effect of accounting change, net of tax	-	-	(102,500)

Net loss	(1,614,757)	(996,247)	(46,025,963)

Net loss attributable to the non-controlling interest	-	-	53,854

Net loss attributable to Providence Resources, Inc.	$(1,614,757)	(996,247)	(45,972,109)

Loss per common share from continuing operations -
basic and diluted	$(0.03)	(0.02)
Loss per common share from discontinued operations -
basic and diluted	$-	-
Loss per common share -
basic and diluted	$(0.03)	(0.02)
Weighted average common shares outstanding -
basic and diluted	62,174,454	59,161,118

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2009 and 2008 and Cumulative Amounts (Unaudited)
			Inception on
			February 17, 1993 through
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(1,614,757)	(996,247)	(45,972,109)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	-	865,000
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	-	-	404,761
Additional value of shares issued for debt and services conversion	-	-	3,151,831
Options issued for services	56,332	-	1,546,825
Amortization of conversion rights on debt	534,307	576,799	3,468,585
Depreciation, amortization and impairment	-	20,399	21,647,455
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
Gain (loss) on sale of assets	-	-	(1,119,109)
(Increase) decrease in:
Accounts receivable and prepaid expenses	-	34,168	144,893
Inventory	-	-	374,515
Related party receivable	172,971	-	-
Increase (decrease) in:
Accounts payable	555,751	6,220	2,286,417
Accrued expenses	225,054	231,816	1,740,325
Related party payables	33,346	(14,000)	187,158
Net cash used in operating activities	(36,996)	(140,845)	(5,349,354)

Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	(1,226,790)	-	(11,246,368)
Proceeds from sales of assets	-	-	7,212,800
Payments received on notes receivable	24,377	60,000	266,877
Issuance of notes receivable	-	-	(616)
Net cash provided by (used in) investing activities	(1,202,413)	60,000	(12,731,195)

Cash flows from financing activities:
Proceeds from notes payable	-	-	1,392,999
Proceeds from convertible promissory notes payable	-	-	5,000,000
Issuance of common stock	-	-	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Proceeds from (payments for) convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)
Net cash provided by financing activities	-	-	23,233,504

Change in accumulated other comprehensive income	-	(14,572)	-
Net increase (decrease) in cash	(1,239,409)	(95,417)	5,152,955

Cash, beginning of period	6,392,364	1,180,147	-
Cash, end of period	$5,152,955	1,084,730	5,152,955

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) (formerly Healthbridge, Inc.), wholly owned subsidiaries, Healthbridge AG and PRE Exploration, LLC (“PRE Exploration”) and a ninety percent interest in Comanche County Pipeline, LLC. PRE Exploration has two wholly owned subsidiaries, PDX Drilling I, LLC and PRT Holdings, LLC. Collectively, these entities are referred to herein as the “Company”.

Providence Resources was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary. PDX Drilling I, LLC was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. PRT Holdings, LLC, was formed to acquire leases in Texas for oil and gas exploration and development. Comanche County Pipeline, LLC was formed for constructing and maintaining an oil and gas pipeline in Comanche County, Texas.

PRE Exploration is involved in exploration activities for the recovery of oil and gas from the Ellenberger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs in Val Verde County. The Val Verde County prospect includes approximately 16,184 gross acres of oil and gas leases. PRE Exploration has up to a 50% working interest and its joint venture operating partner, Elm Ridge Exploration Company LLC (“Elm Ridge”) has a 50% working interest in the Val Verde County prospect.

The Company is considered a development stage company as defined in SFAS No. 7.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 2 — Going Concern

As of March 31, 2009 the Company’s revenue generating activities were not in place, as a result the Company has negative cash flows from operations, and has incurred losses of approximately $46,000,000 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that additional funding will be required in the next twelve months in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and cannot provide prospective investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.

Note 3 — Note Receivable

The Company’s outstanding note receivable is from Central Basin Oil Investments, Inc. (“CBOI”). The note bears interest at 6% and is secured by a vehicle, a drilling rig and related equipment sold to CBOI. The note is currently in default and is due on demand.

Note 4 – Convertible Debentures

The Company has issued seven convertible debenture certificates for the total principal sum of $3,320,000 due in full with accrued and unpaid interest on November 30, 2010. The interest accrues at a rate of 7.0% per annum and is payable on a semi-annual basis. The holders of the debentures have the right to convert all or part of the principal and accrued interest into common shares of the Company at $0.35 per share at any time prior to maturity. The convertible debentures are secured by substantially all of the Company’s assets, consisting of all tangible and intangible property.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 5 – Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consisted of:

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.08 per common share.	$1,000,000

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	1,400,000

Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	100,000

Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	600,000

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	400,000

Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000

Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010, including interest at 10%, convertible at $0.08 per common share.	1,000,000

Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	496,174

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	423,188

5,919,362
Less unamortized discount	(2,792,673)

$3,126,689

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 5 – Long-Term Convertible Promissory Notes (continued)

The notes listed above are secured by:

•

All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement between the Company and TRNCO Petroleum Corporation which seismic data may not be shared with any third party without the express written consent of the holder of the note.

•	Any and all proceeds arising from or attributable to the assets.

The fair value of the conversion options on the long-term promissory notes is $2,792,673 at March 31, 2009, and is calculated using the intrinsic value method recorded as discounts on the face value of the notes. These amounts are amortized using the straight-line method over the terms of the notes. In the three months ended March 31, 2009, the Company recorded $534,307 as interest expense due to amortization of the discounts.

Note 6 – Long-Term Notes Payable

Long-term notes payable consisted of the following:

Note Payable - Bluemont Investment Ltd, payable in full by August 27, 2010, including interest at 10%.	$200,000

Note Payable - Global Convertible Megatrend Ltd., unsecured, principal payable in full on February 23, 2010, interest at 10% and payable at the end of each fiscal quarter, accrued interest convertible to common shares at $0.08 per share.	500,000

700,000
Less current portion	-

$700,000

Note 7 – Related Party Payables

Related party payables consist of amounts due to officers and directors of the Company for consulting fees and were $86,846 at March 31, 2009.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 8 — Related Party Transactions

The Company has entered into an agreement with Nora Coccaro, a non-executive officer and director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2009, the Company recognized a consulting expense of $24,000.

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options of 1,700,000, tenure stock options of 5,650,000, and performance stock options if he successfully meets certain performance requirements. The term of the agreement is for four years. During the three months ended March 31, 2009, the Company recognized a consulting expense of $37,500 to Gil Burciaga.

Note 9 — Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

Interest	$-
Income taxes	$-

During the three months ended March 31, 2009, the Company:

•	Recorded deferred stock compensation of $522,349 related to 2,550,000 common stock options.

Note 10 – Common Stock Options and Warrants

Common stock options and warrants are as follows:

			Exercise
	Number of		Price
	Options	Warrants	Per Share
Outstanding at January 1, 2009	9,050,000	7,267,650	$.20 - 1.00
Recorded	2,550,000	-	$.20
Outstanding at March 31, 2009	11,600,000	7,267,650	$.20 - 1.00

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 11 – Noncontrolling Interest

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners.

Pursuant to the transition provisions of SFAS 160, we adopted SFAS 160 on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our Consolidated Balance Sheets relates to a third party’s interest in our majority owned subsidiary, CCP. At December 31, 2008, the noncontrolling interest balance of $150,973 that was previously recorded as a minority interest in the mezzanine section of the Consolidated Balance Sheets has been reclassified to noncontrolling interest in the equity section of the Consolidated Balance Sheets.

Noncontrolling interest in the amount of $53,854 on the Consolidated Statement of Income for the cumulative period was originally presented before income tax expense. The retrospective presentation of SFAS 160 requires the noncontrolling interest to be presented after income tax expense, and we have presented noncontrolling interest net of income tax expense for the cumulative period. There was no impact on net loss or the loss from continuing operations attributable to Providence Resources, Inc. or the net loss used in computing earnings per share.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2009.

Discussion and Analysis

The Company is involved in oil and gas exploration through its wholly owned subsidiary, PRE Exploration, LLC (“PRE Exploration”). PRE Exploration holds up to a 50% working interest in 16,184 gross acres of oil and gas leases in Val Verde County. The leases included underlying multiple oil and gas target zones delineated by 3D seismic data and drilling in the area, along a trend that has produced from multiple large gas fields, including the Gomez field which has produced over 10.6 trillion cubic feet to date, the Brown Bassett which has produced over 1.6 trillion cubic feet to date, and the JM Field which has produced over 650 billion cubic feet to date.

Elm Ridge Exploration Company, LLC (“Elm Ridge”) holds 50% of the working interest in the Val Verde County leases which it acquired in 2008 in exchange for $7.212 million dollars and its commitment to carry PRE Exploration for an additional $2 million on the initial two wells drilled to the Ellenberger formation. Elm Ridge has met its commitments to the Company.

Seismic Exploration

On March 27, 2007 PRE Exploration engaged TRNCO Petroleum Corporation to implement an I/O two recording system using the latest in state-of-the-art acquisition and processing parameters to generate high quality 3D seismic data from the Val Verde County leases. Dawson Geophysical Company was concurrently engaged to obtain the actual 3D seismic data while Fairfield Industries Incorporated was subsequently engaged to interpret the data in concert with consulting geologists familiar with the geophysical applications of seismic data.

The 3D seismic data collected and interpreted illuminated deep gas targets at depths ranging from 14,000 to 16,000 feet in the Ellenberger carbonate, in addition to targets within the Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs at lesser depths. PRE Exploration identified 25 prospective drilling locations within the Val Verde leases based on this information.

Drilling

PRE Exploration and Elm Ridge engaged R.K Ford & Associates, Inc. (“R.K. Ford”) to drill two exploratory wells to the Ellenberger formation to test the structure at a depth of approximately 16,000 feet. R.K. Ford completed drilling the Carson 10-1 in early March of 2009 and the Carson 12-1 in late April of 2009. While there was some showing of natural gas to surface for each well, e logs confirmed that the primary targeted formations were not wet and that gas shows and reservoir fracture porosity were found throughout both Ellenberger intervals. Formation evaluation and potential formation stimulation methods are now being assessed.

The assessment program involves the expertise of several consultants including Fairfield Industries of Houston, Texas, whose processing shop is working to provide a 3D inversion data set to better define the seismic properties surrounding the wells as well as updating the total prospect potential. Seismic inversion transforms seismic reflection data into quantitative rock properties that can better describe the reservoir. Log data is being evaluated by McGinley and Associates, Inc of Texas. Once these assessments are complete a final determination of the potential of these two wells will be made.

Strategy

Over the next twelve months, based upon the results of the first two exploratory wells, the Company expects to focus on additional drilling targets for natural gas production in Val Verde County.

The Company’s business is prone to significant risks and uncertainties that have an immediate impact on efforts to generate a positive cash flow and may deter the anticipated expansion of our initial drilling program. Since we have no assurance that future expectations of oil and gas production will be realized, or that revenue realized from such anticipated production will be sufficient to support our continued operation, we may well have to rely on debt or equity financing to remain in business. However, the Company has no commitments for additional debt or equity financing, so unless positive cash flow can be generated from operations, the future of our business remains uncertain.

Results of Operations

During the three month period ended March 31, 2009 the Company was involved in (i) drilling the Carson 10-1 and Carson 12-1 wells in Val Verde County, (ii) initial assessment of drilling results, (iii) extending the terms of the Carson and Cole leases and (iii) satisfying continuous public disclosure requirements.

Net Losses

For the period from inception until March 31, 2009 the Company incurred net losses of $45,972,109. Net losses for the three months ended March 31, 2009 were $1,614,757 as compared to net losses of $996,247 for the three months ended March 31, 2008. The increase in net losses over the comparative periods can be primarily attributed to an increase in general and administrative expenses. We did not generate any revenue during the current period.

We will likely continue to operate at a loss through fiscal 2009 and due to the nature of the Company’s oil and gas exploration and development operations cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 were $865,654 as compared to $188,019 for the three months ended March 31, 2008. The increase in general and administrative expenses can be primarily attributed to an amount paid to extend the primary term of the Carson Lease in Val Verde County and an increase in legal fees. General and administrative expenses also include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that overall general and administrative expenses will decrease even though legal expenses are expected to increase through the resolution of outstanding legal proceedings.

Other Income (Expense)

Interest income for the three months ended March 31, 2009 increased to $10,258 from $454 for the three months ended March 31, 2008.

Interest expense for the three months ended March 31, 2009 decreased to $759,361 from $808,682 for the three months ended March 31, 2008.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that would offset any future operating profit.

Impact of Inflation

The Company believes that inflation has affected operations over the last three years as the result of increases in labor costs, drilling services and equipment. However, inflationary pressure has now abated and pricing for services in the field is on the decline. Therefore, we believe that the Company can mitigate any new inflationary increases through considered commitments and improved operating efficiencies.

Capital Expenditures

The Company has spent significant amounts of capital for the period from February 17, 1993 (inception) to March 31, 2009 on unproved oil and gas properties, pipeline construction, and exploration costs.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had a working capital surplus of $2,208,461 at March 31, 2009 that included current assets of $5,236,078, consisting of cash on hand of $5,152,955, and a note receivable of $83,123. The Company had total assets of $13,822,722 at March 31, 2009 that consisted of current assets and unproved oil and gas properties in Val Verde County, Texas.

The Company had current liabilities of $3,027,617 at March 31, 2009 consisting of accounts payable of $1,689,393, accrued expenses of $1,251,378, and related party payables of $86,846. The Company had total liabilities of $10,174,306 at March 31, 2009 that included current liabilities, convertible debentures in the aggregate amount of $3,320,000, convertible promissory notes of $3,126,689, and notes payable of $700,000.

Stockholders equity in the Company was $3,648,416 as of March 31, 2009.

For the period from inception until March 31, 2009 the Company’s cash flow used in operating activities was $5,349,354. Cash flows used in operating activities for the three month period ending March 31, 2009 were $36,996 compared to $140,845 for the three month period ended March 31, 2008. The decrease in cash flow used in operating activities during the current period is primarily due to an increase in option expense and accounts payable.

Depreciation, amortization, and impairment for the three month periods ended March 31, 2009 and 2008 was $0 and $20,399 respectively.

For the period from inception until March 31, 2009 the Company’s cash flow used in investing activities was $12,731,195. Cash flows used in investing activities for the three month period ended March 31, 2009 were $1,202,413 compared to cash flows provided by investing activities of $60,000 for the three month period ended March 31, 2008. Cash flows used in investing activities in the current period are the result of costs incurred in drilling on the Carson leases in Val Verde County.

For the period from inception until March 31, 2009 the Company’s cash flow provided by financing activities was $23,233,504. There were no cash flows provided by financing activities for the three month periods ended March 31, 2009 or 2008.

The Company has funded its cash needs from inception primarily through a series of debt and equity transactions, including several private placements. While we believe that our current assets are sufficient to conduct our exploration and development activities over the next twelve months, no assurances can be given that additional funding, if needed to explore and develop our lease interests, will be available to us. Our inability to obtain funding, if necessary, would have a material adverse affect on our business.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2009.

Commitments for future capital expenditures related to the Company’s drill program were material at March 31, 2009.

The Company has a defined benefit plan and contractual commitments with certain of its officers and directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2009 the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $44,357,352 as of December 31, 2008, which increased to $45,972,109 at March 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Discussion and Analysis,” with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2008 and 2007 included in the Form 10-K the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company’s audits for the periods ended December 31, 2008 and December 31, 2007 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $44,357,352 as of December 31, 2008, which increased to $45,972,109 at March 31, 2009. Unless we are able to overcome our dependence on financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

The Company has a limited operating history as an oil and gas exploration company.

The Company acquired PRE Exploration on September 29, 2006, which company first began oil and gas exploration during the fourth quarter of 2005. As such, our limited operating history in the oil and gas exploration sector provides an inadequate track record from which to base future projections of success.

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

Exploration efforts through seismic exploration, processing and interpretation in Val Verde County have been provided by TRNCO Petroleum Corporation, Dawson Geophysical, Fairfield Industries, Sam Ting, Bill Purves, and McGinley and Associates, Inc. Exploration efforts through drilling and operation in Val Verde County are being provided by R.K. Ford & Associates, Inc. Despite being experienced in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede our own prospect of success.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Gilbert Burciaga By: Gilbert Burciaga Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	May 15, 2009

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

3(ii)(b)*       Amended and Restated Bylaws of the Company (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006).

10(i)*       Joint Venture Agreement between PRE Exploration and Harding Company, dated October 1, 2005 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).

10(ii)*       Agreement for Purchase and Sale between PRE Exploration and Global Mineral Solutions, L.P., dated February 22, 2006 (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).

10(iii)*       Securities Exchange Agreement dated April 10, 2006, between the Company, PRE Exploration, and the membership unit holders of PRE Exploration (filed on Form 8-K with the Commission on April 14, 2006).

10(iv)*       Note Exchange Agreement dated April 10, 2006, between the Company and the holders of certain promissory notes issued by PRE Exploration (filed on Form 8-K with the Commission on April 14, 2006).

10(v)*       Amendment to the Terms of the Securities Exchange Agreement effective as of May 26, 2006, between the Company, PRE Exploration, and the membership unit holders of PRE Exploration (filed on Form 8-K with the Commission on July 3, 2006).

10(vi)*       Amendment to the Terms of the Note Exchange Agreement effective as of May 26, 2006, between the Company and the holders of certain promissory notes issued by PRE Exploration (filed on Form 8-K with the Commission on July 3, 2006).

10(vii)*       Letter Agreement between PRE Exploration and Harding Company, dated March 30, 2006 (incorporated by reference from the Form SB2/A-2 filed with the Commission on February 28, 2007).

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