Form 10-Q
period 2009-06-30
PROVIDENCE RESOURCES INC
filed 2009-08-19
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

At August 14, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 62,174,454.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	6
Notes to Unaudited Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4T. Controls and Procedures	19

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	20
ITEM 1A. Risk Factors	20
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3. Defaults upon Senior Securities	25
ITEM 4. Submission of Matters to a Vote of Securities Holders	25
ITEM 5. Other Information	25
ITEM 6. Exhibits	25
Signatures	26
Index to Exhibits	27

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

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$3,182,402	6,392,364
Receivables	-	172,971
Note receivable	50,000	107,500
Total current assets	3,232,402	6,672,835

Unproved oil and gas properties, not subject to amortization	9,645,691	7,359,854
Total assets	$12,878,093	14,032,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,512,239	1,133,642
Accrued expenses	1,484,207	1,026,324
Related party payables	75,000	53,500
Current portion of long-term convertible promissory notes	2,919,362	-
Current portion of long-term notes payable	500,000	-
Total current liabilities	6,490,808	2,213,466

Convertible debentures	3,320,000	3,320,000
Long-term convertible promissory notes	747,571	2,592,382
Long-term notes payable	200,000	700,000
Total liabilities	10,758,379	8,825,848

Commitments

Stockholders' equity:
Providence Resources, Inc. stockholders' equity:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares
authorized, 62,174,454 shares issued and outstanding	6,217	6,217
Additional paid-in capital	49,929,352	49,407,003
Deferred stock compensation	(409,685)	-
Deficit accumulated during the development stage	(47,557,143)	(44,357,352)
Total Providence Resources, Inc. stockholders' equity	1,968,741	5,055,868
Non-controlling interest	150,973	150,973
Total stockholders' equity	2,119,714	5,206,841

Total liabilities and stockholders' equity	$12,878,093	14,032,689

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
					Inception on
					February 17,
	Three months ended		Six months ended		1993
	June 30,		June 30,		through
	2009	2008	2009	2008	June 30, 2009
Sales	$-	$-	$-	$-	$350
Cost of sales	-	-	-	-	25,427
Gross loss	-	-	-	-	(25,077)
General and administrative expenses	815,691	1,169,258	1,681,345	1,357,277	12,842,914
Loss from operations	(815,691)	(1,169,258)	(1,681,345)	(1,357,277)	(12,867,991)

Other income (expense):
Interest income	3,730	492	13,988	946	526,421
Interest expense	(773,073)	(667,691)	(1,532,434)	(1,476,373)	(11,276,816)
Impairment of capital assets	-	(2,000,000)	-	(2,000,000)	(21,390,826)
Debt conversion expense	-	(25,000)	-	(25,000)	(211,115)
Gain (loss) on sale of assets	-	-	-	-	1,119,109

Loss before income taxes and continuing operations	(1,585,034)	(3,861,457)	(3,199,791)	(4,857,704)	(44,101,218)
Provision for income taxes	-	-	-	-	-
Loss from continuing operations	(1,585,034)	(3,861,457)	(3,199,791)	(4,857,704)	(44,101,218)
Loss from discontinued operations, net of tax	-	-	-	-	(3,407,279)
Net loss before cumulative effect of accounting change	(1,585,034)	(3,861,457)	(3,199,791)	(4,857,704)	(47,508,497)
Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)
Net loss	(1,585,034)	(3,861,457)	(3,199,791)	(4,857,704)	(47,610,997)

Net loss attributable to the non-controlling interest	-	-	-	-	53,854
Net loss attributable to Providence Resources, Inc.	$(1,585,034)	$(3,861,457)	$(3,199,791)	(4,857,704)	(47,557,143)

Loss per common share from continuing operations - basic and diluted	$(0.03)	$(0.06)	$(0.05)	(0.08)
Loss per common share from discontinued operations - basic and diluted	$-	$-	$-	-
Loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.05)	(0.08)
Weighted average common shares outstanding - basic and diluted	62,174,454	59,572,100	62,174,454	59,366,600

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
			Inception on
	Six Months Ended		February 17, 1993 through
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(3,199,791)	(4,857,704)	(47,557,143)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	-	-	865,000
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	-	195,000	404,761
Additional value of shares issued for debt and services conversion	-	25,000	3,151,831
Options issued for services	112,664	901,100	1,603,157
Amortization of conversion rights on debt	1,074,551	1,092,774	4,008,829
Depreciation, amortization and impairment	-	2,020,399	21,647,455
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
Gain (loss) on sale of assets	-	-	(1,119,109)
Interest income accrued on note receivable	(3,730)	-	(3,730)
Bad debt expense	36,853	-	36,853
(Increase) decrease in:
Accounts receivable and prepaid expenses	-	34,168	144,893
Inventory	-	-	374,515
Related party receivable	172,971	-	-
Increase (decrease) in:
Accounts payable	378,597	747	2,109,263
Accrued expenses	457,883	483,532	1,973,154
Related party payables	21,500	(52,500)	175,312
Net cash used in operating activities	(948,502)	(157,484)	(6,260,860)
Cash flows from investing activities:
Advances to Providence Exploration prior to acquisition	-	-	(8,886,761)
Cash of Providence Exploration on acquisition date	-	-	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	(2,285,837)	-	(12,305,415)
Proceeds from sales of assets	-	-	7,212,800
Payments received on notes receivable	24,377	100,000	266,877
Issuance of notes receivable	-	-	(616)
Net cash provided by (used in) investing activities	(2,261,460)	100,000	(13,790,242)
Cash flows from financing activities:
Proceeds from notes payable	-	-	1,392,999
Proceeds from convertible promissory notes payable	-	-	5,000,000
Issuance of common stock	-	-	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Proceeds from (payments for) convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)
Net cash provided by financing activities	-	-	23,233,504
Change in accumulated other comprehensive income	-	(14,572)	-
Net increase (decrease) in cash	(3,209,962)	(72,056)	3,182,402
Cash, beginning of period	6,392,364	1,180,147	-
Cash, end of period	$3,182,402	1,108,091	3,182,402

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) (formerly Healthbridge, Inc.) and its wholly owned subsidiaries, Healthbridge AG (“Healthbridge AG”), and PRE Exploration, LLC (“Providence Exploration”). Providence Exploration has two wholly owned subsidiaries, PDX Drilling I, LLC (PDX) and PRT Holdings, LLC, and a ninety percent interest in Comanche County Pipeline LLC (CCP). Collectively, these entities are referred to as “the Company”.

Providence Resources, Inc. was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. Providence Resources LLC was formed to acquire leases in Texas for oil and gas exploration and development. Comanche County Pipeline, LLC was formed for constructing an oil and gas pipeline in Comanche County, Texas.

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

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

Note 2 — Going Concern

As of June 30, 2009, the Company’s revenue generating activities are not in place, as a result the Company has negative working capital, negative cash flows from operations, and has incurred losses of approximately $47,500,000 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.

Note 3 — Note Receivable

The note receivable is from Central Basin Operating, Inc. (CBOI). The note was in default and a settlement has been reached. See Note 13.

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

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

Note 5 – Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consisted of:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010 including interest at 10%, convertible at $0.08 per common share.	$1,000,000	$1,000,000

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	1,400,000	1,400,000

Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	100,000	100,000

Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	600,000	600,000

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	400,000	400,000

Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010 including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010 including interest at 10%, convertible at $0.08 per common share.	1,000,000	1,000,000

Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010 including interest at 12%, convertible at $0.08 per common share.	496,174	496,174

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010 including interest at 12%, convertible at $0.08 per common share.	423,188	423,188

	5,919,362	5,919,362
Less unamortized discount	(2,252,429)	(3,326,980)
	3,666,933	2,592,382
Less current portion	(2,919,362)	-
	$747,571	$2,592,382

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

Note 5 – Long-Term Convertible Promissory Notes (continued)

The fair value of the conversion option on the long-term promissory notes is $2,252,429 and $3,326,980, respectively, at June 30, 2009 and December 31, 2008, and is calculated using the intrinsic value method recorded as discounts on the face values of the notes. These amounts are amortized using the straight-line method over the terms of the notes. During the six month periods ended June 30, 2009 and 2008, the Company recorded $1,074,551 and $1,092,774, respectively, as interest expense due to amortization of the discounts.

Note 6 – Long-Term Notes Payable

Long-term notes payable consisted of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Note Payable – Bluemont Investment Ltd, payable in full by August 27, 2010 including interest at 10%.	$200,000	$200,000

Note Payable - Global Convertible Megatrend Ltd., unsecured, principal payable in full on February 23, 2010, interest at 10% and payable at the end of each fiscal quarter, accrued interest convertible to common shares at $0.08 per share.	500,000	500,000

	700,000	700,000
Less current portion	(500,000)	-

	$200,000	$700,000

Note 7 – Related Party Payables

Related party payables consist of amounts due to directors of the Company for consulting fees and were $75,000 and $53,500, respectively, at June 30, 2009 and December 31, 2008.

Note 8 – Related Party Transactions

The Company has entered into an agreement with Nora Coccaro, a non-executive officer and director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2009 and 2008, the Company recognized consulting expense of $54,000 and $48,000, respectively.

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options of 1,850,000, tenure stock options of 5,650,000, and performance stock options if he successfully meets certain performance requirements. The term of the agreement is for four years. During the six months ended June 30, 2009 and 2008, the Company recognized consulting expense of $75,000 and $75,000, respectively, to Gil Burciaga.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

Note 9 — Supplemental Cash Flow Information

Actual amounts paid for:

	Six Months Ended June 30,	Inception on February 17, 1993 through June 30,
	2009 2008	2009
Interest	$ - $ -	$ -
Income Tax	$ - $ -	$ -

During the six months ended June 30, 2009, the Company recorded deferred stock compensation of $522,349 related to 2,550,000 common stock options.

Note 10 – Common Stock Options and Warrants

Common stock options and warrants are as follows:

			Exercise
	Number of		Price
	Options	Warrants	Per Share

Outstanding at January 1, 2009	9,050,000	7,267,650	$.20 - 1.00
Granted	2,550,000	-	$.20

Outstanding at June 30, 2009	11,600,000	7,267,650	$.20 - 1.00

Note 11 - Commitments

The Company has significant commitments for future capital expenditures related to its drilling program.  The Company's Carson lease requires that it drill two additional wells on or before March 10, 2010, and its Cole lease requires that operations be present on the property no later than August 24, 2009.  The Company intends to extend the Cole lease.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

Note 12 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

Note 13 - Subsequent Events

The Company evaluated subsequent events from the balance sheet date through August 14, 2009.

On June 9, 2009, PDX filed a complaint against CBOI, Jason Halek, and David McBride. The suit sought to recover (i) $85,828, including default interest, due on the promissory note receivable from CBOI in connection with the sale of certain rigs and related equipment in 2007, (ii) the recovery of collateral that fell into default in August of 2008, and (iii) attorney’s fees. CBOI’s initial response to the PDX suit was to deny the claims. On August 7, 2009, the parties to the suit reached a settlement of $50,000 in exchange for a full release of the PDX claims.

ITEM 2                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2009.

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

Drilling

PRE Exploration and Elm Ridge engaged R.K Ford & Associates, Inc. (“R.K. Ford”) to drill two exploratory wells to the Ellenberger formation to test the structure at a depth of approximately 16,000 feet. R.K. Ford completed drilling the Carson 10-1 in early March of 2009 and the Carson 12-1 in late April of 2009. While there was some showing of natural gas to surface for each well, e logs confirmed that the primary targeted formations were not wet and that gas shows and reservoir fracture porosity were found throughout both Ellenberger intervals. During May of 2009 R.K. Ford drilled one exploratory well to the Strawn Formation on the Cole lease identified as the Cole 12-1 well. Drilling results obtained for all three wells remain under evaluation.

Our assessment program involves the expertise of several consultants including Fairfield Industries of Houston, Texas, whose processing shop is working to provide a 3D inversion data set to better define the seismic properties surrounding the wells as well as updating the total prospect potential. Seismic inversion transforms seismic reflection data into quantitative rock properties that can describe the reservoir. Log data is being evaluated by McGinley and Associates, Inc of Texas.

Strategy

Over the next twelve months, based upon the results of the first three exploratory wells, the Company expects to focus on additional drilling targets for natural gas production in Val Verde County. However, our business is prone to significant risks and uncertainties that have an immediate impact on efforts to generate a positive cash flow and may deter the anticipated expansion of our initial drilling program. Since we have no assurance that future expectations of oil and gas production will be realized, or that revenue realized from such anticipated production will be sufficient to support our continued operation, we may well have to rely on debt or equity financing to remain in business though we have no commitments for additional debt or equity financing. Therefore, unless positive cash flow can be generated from operations, the future of our business will remain uncertain.

Results of Operations

During the six month period ended June 30, 2009 the Company was involved in (i) drilling the Carson 10-1, Carson 12-1 and Cole 12-1 wells in Val Verde County, (ii) assessing drilling results, (iii) evaluating with Elm Ridge our development program going forward, and (iii) satisfying continuous public disclosure requirements.

Net Losses

For the period from inception until June 30, 2009 the Company incurred net losses of $47,557,143. Net losses for the three months ended June 30, 2009 were $1,585,034 as compared to net losses of $3,861,457 for the three months ended June 30, 2008. The decrease in net losses can be primarily attributed to an impairment of our oil and gas leases in Comanche and Hamilton Counties totaling $2,000,000 in the previous period as well as a decrease in general and administrative expenses over the comparative periods. Net losses for the six months ended June 30, 2009 were $3,199,791 as compared to net losses of $4,857,704 for the six months ended June 30, 2008. The decrease in net losses can be attributed to the impairment of leases in the previous period.

We will likely continue to operate at a loss through fiscal 2009 and due to the nature of the Company’s oil and gas exploration and development operations cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $815,691 as compared to $1,169,258 for the three months ended June 30, 2008. The decrease in general and administrative expenses can be primarily attributed to lower professional fees in the current period associated with ongoing legal proceedings. General and administrative expenses for the six months ended June 30, 2009 were $1,681,345 as compared to $1,357,277 for the six months ended June 30, 2008. The increase in general and administrative expenses can be primarily attributed to higher professional fees associated with ongoing legal proceedings. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that overall general and administrative expenses will increase in the near term as professional fees are expected to increase due to ongoing legal proceedings.

Other Income (Expense)

Interest income for the three months ended June 30, 2009 increased to $3,730 from $492 for the three months ended June 30, 2008. Interest income for the six months ended June 30, 2009 increased to $13,988 from $946 for the six months ended June 30, 2008.

Interest expense for the three months ended June 30, 2009 increased to $773,073 from $667,691 for the three months ended June 30, 2008. Interest expense for the six months ended June 30, 2009 increased to $1,532,434 from $1,476,373 for the six months ended June 30, 2008.

Over the previous three and six month periods ended June 30, 2008 the Company recognized an impairment expense of $2,000,000 in connection with its oil and gas leases in Comanche and Hamilton Counties and a debt conversion expense of $25,000.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that would offset any future operating profit.

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

Capital Expenditures

The Company has spent significant amounts of capital for the period from February 17, 1993 (inception) to June 30, 2009 on unproved oil and gas properties, pipeline construction, and exploration costs.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had a working capital deficit of $3,258,406 at June 30, 2009 that included current assets of $3,232,402, consisting of cash on hand of $3,182,402, and a note receivable of $50,000. The Company had total assets of $12,878,093 at June 30, 2009 that consisted of current assets and unproved oil and gas properties in Val Verde County, Texas.

The Company had current liabilities of $6,490,808 at June 30, 2009 consisting of accounts payable of $1,512,239, accrued expenses of $1,484,207, related party payables of $75,000, and the current portions of long-term convertible promissory notes of $2,919,362 and long-term notes payable of $500,000. The Company had total liabilities of $10,758,379 at June 30, 2009 that included current liabilities, convertible debentures in the aggregate amount of $3,320,000, convertible promissory notes of $747,571, and notes payable of $200,000.

Stockholders equity in the Company was $2,119,714 as of June 30, 2009.

For the period from inception until June 30, 2009 the Company’s cash flow used in operating activities was $6,260,860. Cash flows used in operating activities for the six month period ending June 30, 2009 were $948,502 compared to $157,484 for the six month period ended June 30, 2008. The increase in cash flow used in operating activities during the current period is primarily due to increased cash payments for services rendered and oil lease extensions.

Depreciation, amortization, and impairment for the six month periods ended June 30, 2009 and 2008 was $0 and $2,020,399 respectively.

For the period from inception until June 30, 2009 the Company’s cash flow used in investing activities was $13,790,242. Cash flows used in investing activities for the six month period ended June 30, 2009 were $2,261,460 compared to cash flows provided by investing activities of $100,000 for the six month period ended June 30, 2008. Cash flows used in investing activities in the current period are the result of costs incurred in drilling on the Carson and Cole leases in Val Verde County.

For the period from inception until June 30, 2009 the Company’s cash flow provided by financing activities was $23,233,504. There were no cash flows provided by financing activities for the six month periods ended June 30, 2009 or 2008.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2009.

Commitments for future capital expenditures related to the Company’s drilling program were material at June 30, 2009. The Carson lease requires that we drill two additional wells on or before March 10, 2010 while the Cole lease requires that operations be present on property no later than August 24, 2009. The Company intends to extend the Cole lease.

The Company has no defined benefit plan though it has contractual commitments with Gil Burciaga and Nora Coccaro in addition to a stock based compensation plan.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2009 the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $44,357,352 as of December 31, 2008, which increased to $47,557,143 at June 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

Revenues recorded upon the completion of services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue, if any, will be recognized at the time and point of sale after the product has been extracted from the ground.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Harding Company

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

Central Basin Oil

On June 9, 2009 PDX, represented by Looper, Reed & McGraw filed a complaint in the 141st Judicial District of Tarrant County, Texas against Central Basin Operating, Inc. (“Central Basin”), Jason Halek and David McBride. The suit sought to recover (i) $85,828, including default interest, due on a promissory note receivable in connection with the sale of certain rigs and related equipment in 2007, (ii) the recovery of collateral that fell into default in August of 2008 and (iii) attorney’s fees. Central Basin’s initial response to the PDX suit was to deny the claims. On August 7, 2009, the parties to the suit reached a settlement of $50,000 in exchange for a full release of the PDX claims.

ITEM 1A.     RISK FACTORS

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

The Company’s audits for the periods ended December 31, 2008 and December 31, 2007 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $44,357,352 as of December 31, 2008, which increased to $47,557,143 at June 30, 2009. Unless we are able to overcome our dependence on financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Gilbert Burciaga By: Gilbert Burciaga Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	August 14, 2009

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