Form 10-Q
period 2009-09-30
PROVIDENCE RESOURCES INC
filed 2009-11-16
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

At November 13, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 62,472,179.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2009 and September 30, 2008 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and September 30, 2008 and the period from inception	6
Notes to Unaudited Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	21
ITEM 4T. Controls and Procedures	21

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	22
ITEM 1A. Risk Factors	22
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3. Defaults upon Senior Securities	27
ITEM 4. Submission of Matters to a Vote of Securities Holders	28
ITEM 5. Other Information	28
ITEM 6. Exhibits	28
Signatures	29
Index to Exhibits	30

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

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$2,324,574	$6,392,364
Receivables	239,683	172,971
Note receivable	-	107,500

Total current assets	2,564,257	6,672,835

Unproved oil and gas properties, not subject to amortization	8,010,887	7,359,854

Total assets	$10,575,144	$14,032,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,057,607	$1,133,642
Accrued expenses	1,717,627	1,026,324
Related party payables	-	53,500
Current portion of long-term convertible promissory notes	4,213,114	-
Current portion of long-term notes payable	700,000	-

Total current liabilities	7,688,348	2,213,466

Convertible debentures	3,320,000	3,320,000
Long-term convertible promissory notes	-	2,592,382
Long-term notes payable	-	700,000

Total liabilities	11,008,348	8,825,848

Commitments

Stockholders' equity:
Providence Resources, Inc. stockholders' equity:
Preferred stock, $.0001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
62,174,454 shares issued and outstanding	6,217	6,217
Additional paid-in capital	49,929,352	49,407,003
Deferred stock compensation	(353,354)	-
Deficit accumulated during the development stage	(50,166,392)	(44,357,352)

Total Providence Resources, Inc. stockholders' equity	(584,177)	5,055,868
Non-controlling interest	150,973	150,973

Total stockholders' equity (debt)	(433,204)	5,206,841

Total liabilities and stockholders' equity	$10,575,144	$14,032,689

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008	Cumulative

Sales	$-	$-	$-	$-	$350
Cost of sales	-	-	-	-	25,427
Gross loss	-	-	-	-	(25,077)

General and administrative expenses	421,541	404,885	2,102,887	1,762,162	13,264,456

Loss from operations	(421,541)	(404,885)	(2,102,887)	(1,762,162)	(13,289,533)

Other income (expense):
Interest income	-	134	13,988	1,080	526,421
Interest expense	(779,601)	(744,290)	(2,312,035)	(2,220,663)	(12,056,417)
Impairment of capital assets	(1,408,107)	-	(1,408,107)	(2,000,000)	(22,798,933)
Debt conversion expense	-	-	-	(25,000)	(211,115)
Gain (loss) on sale of assets	-	1,155,008	-	1,155,008	1,119,109

Income (loss) before income taxes and continuing operations	(2,609,249)	5,967	(5,809,040)	(4,851,737)	(46,710,467)

Provision for income taxes	-	-	-	-	-

Income (loss) from continuing operations	(2,609,249)	5,967	(5,809,040)	(4,851,737)	(46,710,467)

Loss from discontinued operations, net of tax	-	-	-	-	(3,407,279)

Net income (loss) before cumulative effect of accounting change	(2,609,249)	5,967	(5,809,040)	(4,851,737)	(50,117,746)

Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)

Net income (loss)	(2,609,249)	5,967	(5,809,040)	(4,851,737)	(50,220,246)

Net loss attributable to the non-controlling interest	-	-	-	-	53,854

Net income (loss) attributable to Providence Resources, Inc.	$(2,609,249)	$5,967	$(5,809,040)	$(4,851,737)	$(50,166,392)

Loss per common share from continuing operations - basic and diluted	$(0.04)	$0.00	$(0.09)	$(0.08)
Loss per common share from discontinued operations - basic and diluted	$-	$-	$-	$-
Loss per common share - basic and diluted	$(0.04)	$0.00	$(0.09)	$(0.08)
Weighted average common shares outstanding - basic and diluted	62,174,454	71,781,509	62,174,454	59,813,859

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008	Cumulative
Cash flows from operating activities:
Net loss	$(5,809,040)	$(4,851,737)	$(50,166,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	865,000
Shares issued with financing	-	-	3,532,073
Shares issued for debt and accrued interest conversion	-	195,000	404,761
Additional value of shares issued for debt and services conversion	-	25,000	3,151,831
Options issued for services	168,995	790,175	1,659,488
Amortization of conversion rights on debt	1,620,732	1,389,570	4,555,010
Depreciation, amortization, and impairment	1,408,107	2,020,399	23,055,562
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain on write-off of liabilities	-	-	(96,270)
Gain on sale of assets	-	(1,155,008)	(1,119,109)
Interest income accrued on note receivable	(3,730)	-	(3,730)
Bad debt expense	36,853	-	36,853
(Increase) decrease in:
Accounts receivable and prepaid expenses	-	34,168	144,893
Inventory	-	-	374,515
Related party receivable	(66,712)	-	(239,683)
Increase (decrease) in:
Accounts payable	(76,035)	15,450	1,654,631
Accrued expenses	691,303	566,410	2,206,574
Related party payables	(53,500)	(50,500)	100,312
Net cash used in operating activities	(2,083,027)	(1,021,073)	(7,395,385)

Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of intangible assets	-	-	(150,398)
Acquisition of property and equipment	(2,059,140)	(18,000)	(12,078,718)
Proceeds from sales of assets	-	7,312,800	7,212,800
Payments received on notes receivable	74,377	-	316,877
Issuance of notes receivable	-	-	(616)
Net cash provided by (used in) investing activities	(1,984,763)	7,294,800	(13,513,545)

Cash flows from financing activities:
Proceeds from notes payable	-	500,000	1,392,999
Proceeds from convertible promissory notes payable	-	-	5,000,000
Issuance of common stock	-	-	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Proceeds from convertible debentures	-	-	3,654,173
Payments on notes payable	-	-	(256,889)
Net cash provided by financing activities	-	500,000	23,233,504

Change in accumulated other comprehensive income	-	(14,572)	-
Net increase (decrease) in cash	(4,067,790)	6,759,155	2,324,574
Cash, beginning of period	6,392,364	1,180,147	-
Cash, end of period	$2,324,574	$7,939,302	$2,324,574

The accompanying notes are an integral part of these consolidated financial statements

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) (formerly Healthbridge, Inc.) and its wholly owned subsidiaries, PRE Exploration, LLC (“PRE Exploration”). PRE Exploration has two wholly owned subsidiaries, PDX Drilling I, LLC (“PDX”) and PRT Holdings, LLC (“PRT”) and a ninety percent interest in Comanche County Pipeline LLC (“CCP”). Collectively, these entities are referred to as the “Company”.

Providence Resources was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. PRT was formed to acquire leases in Texas for oil and gas exploration and development. CCP was formed for constructing an oil and gas pipeline in Comanche County, Texas.

PRE Exploration is involved in exploration activities for the recovery of oil and gas from the Ellenburger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs in Val Verde County. The Val Verde County prospect includes approximately 9,989 gross acres of oil and gas leases. PRE Exploration has up to a 50% working interest and its joint venture operating partner, Elm Ridge Exploration Company LLC (“Elm Ridge”) has a 50% working interest in the Val Verde County prospect.

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

The remainder of this page is intentionally left blank.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 2 - Going Concern

As of September 30, 2009, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has negative working capital, negative cash flows from operations, and has incurred losses of approximately $50,000,000 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.

Note 3 - Convertible Debentures

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

The remainder of this page is intentionally left blank.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 4 - Long-Term Convertible Promissory Notes

Long-term convertible promissory notes
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.08 per common share.	$1,000,000	1,000,000

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	1,400,000	1,400,000

Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	100,000	100,000

Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	600,000	600,000

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	400,000	400,000

Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010, including interest at 10%, convertible at $0.08 per common share.	1,000,000	1,000,000

Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	496,174	496,174

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	423,188	423,188

	5,919,362	5,919,362
Less unamortized discount	(1,706,248)	(3,326,980)

	4,213,114	2,592,382
Less current portion	(4,213,114)	-

	$-	2,592,382

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 4 - Long-Term Convertible Promissory Notes (continued)

The fair value of the conversion options on the long-term promissory notes is $1,706,248 and $3,326,980, respectively, at September 30, 2009 and December 31, 2008, and is calculated using the intrinsic value method and was recorded as discounts on the face values of the notes. These amounts are amortized using the straight-line method over the terms of the notes. During the nine month periods ended September 30, 2009 and 2008, the Company recorded $1,620,732 and $1,389,570, respectively, as interest expense due to amortization of the discounts.

Note 5 - Long-Term Notes Payable

Long-term notes payable consisted of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Note Payable – Bluemont Investment Ltd, payable in full by August 27, 2010, including interest at 10%.	$200,000	200,000

Note Payable - Global Convertible Megatrend Ltd., unsecured, principal payable in full on February 23, 2010, interest at 10% and payable at the end of each fiscal quarter, accrued interest convertible to common shares at $0.08 per share.	500,000	500,000

	700,000	700,000
Less current portion	(700,000)	-

	$-	700,000

Note 6 - Related Party Payables

Related party payables consist of amounts due to directors of the Company for consulting fees and were $0 and $53,500, respectively, at September 30, 2009 and December 31, 2008.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 7 - Related Party Transactions

The Company has entered into an agreement with Nora Coccaro, a non-executive officer and director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2009 and 2008, the Company recognized consulting expense of $72,000 and $72,000, respectively.

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options of 1,850,000, tenure stock options of 5,650,000, and performance stock options if he successfully meets certain performance requirements. The term of the agreement is for four years. During the nine months ended September 30, 2009 and 2008, the Company recognized consulting expense of $112,500 and $112,500, respectively, to Gil Burciaga.

Note 8 - Supplemental Cash Flow Information

During the nine months ended September 30, 2009, the Company:

•	Recorded deferred stock compensation of $522,349 related to 2,550,000 common stock options.

•	Recorded an impairment loss of $1,408,107 related to the expiration of the Cole lease.

Actual amounts paid for interest and income taxes are as follows:

Nine months ended
	September 30,		Cumulative
	2009	2008	Amounts

Interest	$-	-	-
Income tax	$-	-	-

Note 9 - Common Stock Options and Warrants

Common stock options and warrants are as follows:

			Exercise
	Number of		Price
	Options	Warrants	Per Share

Outstanding at January 1, 2009	9,050,000	7,267,650	$.20 - 1.00
Recorded	2,550,000	-	$.20

Outstanding at September 30, 2009	11,600,000	7,267,650	$.20 - 1.00

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 10 - Commitments

The Company has significant commitments for future capital expenditures related to its drilling program.  The Company's Carson lease requires that it drill two additional wells on or before March 10, 2010.

Note 11 - Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The Company does not believe the future application of SFAS No. 167 will have an adverse impact on its consolidated financial statements.

PROVIDENCE RESOURCES INC.

(An ExploratoryStage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 11 - Recent Accounting Pronouncements (continued)

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company does not believe the future application of SFAS No. 166 will have any impact on its consolidated financial statements or a material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Note 12 - Subsequent Events

The Company evaluated subsequent events from the balance sheet date through November 13, 2009.

•	In October 2009, the Company amended the terms of all outstanding long term convertible debentures and reduced the conversion rates for these debentures from $0.35 to $0.08 per share.

•	In October the Company issued 297,725 shares of common stock to FE Global Leveraged Investment Ltd. in exchange for $23,818 of convertible debenture accrued interest.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2009.

Discussion and Analysis

The Company is involved in oil and gas exploration through its wholly owned subsidiary, PRE Exploration, LLC (“PRE Exploration”). PRE Exploration holds up to a 50% working interest in 9,989 gross acres of oil and gas leases in Val Verde County. The leases included underlying multiple oil and gas target zones delineated by 3D seismic data and drilling in the area, along a trend that has produced from multiple large gas fields, including the Gomez field which has produced over 10.6 trillion cubic feet to date, the Brown Bassett which has produced over 1.6 trillion cubic feet to date, and the JM Field which has produced over 650 billion cubic feet to date.

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

Drilling

PRE Exploration and Elm Ridge engaged R.K Ford & Associates, Inc. (“R.K. Ford”) to drill two exploratory wells to the Ellenberger formation to test the structure at a depth of approximately 16,000 feet. R.K. Ford completed drilling the Carson 10-1 in early March of 2009 and the Carson 12-1 in late April of 2009. While there was some showing of natural gas to surface for each well, e logs confirmed that the primary targeted formations were not wet and that gas shows and reservoir fracture porosity were found throughout both Ellenberger intervals. Drilling results obtained for these wells remain under evaluation.

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

During May of 2009 R.K. Ford was instructed to commence preparations to drill R.K. Ford one exploratory well to the Strawn Formation to be identified as the Cole 12-1 well. However, drilling on the site did not commence and accordingly the Company allowed the Cole lease to lapse.

Strategy

Over the next twelve months, based upon the results of the two Carson exploratory wells, the Company expects to focus on additional drilling targets for natural gas production in Val Verde County. However, our business is prone to significant risks and uncertainties that have an immediate impact on efforts to generate a positive cash flow and may deter the anticipated expansion of our initial drilling program. Since we have no assurance that future expectations of oil and gas production will be realized, or that revenue realized from such anticipated production will be sufficient to support our continued operation, we may well have to rely on debt or equity financing to remain in business though we have no commitments for additional debt or equity financing. Therefore, unless positive cash flow can be generated from operations, the future of our business will remain uncertain.

Results of Operations

During the nine month period ended September 30, 2009 the Company was involved in (i) drilling the Carson 10-1, and Carson 12-1 wells in Val Verde County, (ii) assessing drilling results, (iii) evaluating with Elm Ridge our development program going forward, and (iii) satisfying continuous public disclosure requirements.

Net Losses

For the period from inception until September 30, 2009 the Company incurred net losses of $50,166,392. Net losses for the three months ended September 30, 2009 were $2,609,249 as compared to net profits of $5,967 for the three months ended September 30, 2008. The transition to net losses in the current period from net income in the previous period can be primarily attributed to the impairment of the Cole oil and gas leases totaling $1,408,107 in the current period and the gains realized from the sale of assets to Elm Ridge totaling $1,155,008 in the previous period. Net losses for the nine months ended September 30, 2009 were $5,809,040 as compared to net losses of $4,851,737 for the nine months ended September 30, 2008. The increase in net losses can be attributed to an increase in general and administrative expenses over the periods and the gain on the sale of assets in the previous period.

We will likely continue to operate at a loss through fiscal 2009 and due to the nature of the Company’s oil and gas exploration and development operations cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $421,541 as compared to $404,885 for the three months ended September 30, 2008. General and administrative expenses for the nine months ended September 30, 2009 were $2,102,887 as compared to $1,762,162 for the nine months ended September 30, 2008. The increase in general and administrative expenses over the three and nine month periods can be primarily attributed to higher professional fees associated with ongoing legal proceedings. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that overall general and administrative expenses will increase in the near term as professional fees are expected to increase due to ongoing legal proceedings.

Other Income (Expense)

Interest income for the three months ended September 30, 2009 decreased to $0 from $134 for the three months ended September 30, 2008. Interest income for the nine months ended September 30, 2009 increased to $13,988 from $1,080 for the nine months ended September 30, 2008.

Interest expense for the three months ended September 30, 2009 increased to $779,601 from $744,290 for the three months ended September 30, 2008. Interest expense for the nine months ended September 30, 2009 increased to $2,312,035 from $2,220,663 for the nine months ended September 30, 2008.

Impairment of capital assets for the three months ended September 30, 2009 were $1,408,107 compared to $0 for the three months ended September 30, 2008. Impairment of capital assets for the nine months ended September 30, 2009 were $1,408,107 compared to $2,000,000 for the nine months ended September 30, 2008. The impairment expenses in the current periods were in connection with our Cole lease in Val Verde County and in the previous nine month period in connection with our former leases in Comanche and Hamilton Counties, Texas.

In the nine months ended September 30, 2008 the Company had a debt conversion expense of $25,000. In the three and nine months ended September 30, 2008 the Company had a gain on the sale of assets in connection with the sale of a 50% interest in the Val Verde leases to Elm Ridge.

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

Capital Expenditures

The Company has spent significant amounts of capital for the period from February 17, 1993 (inception) to September 30, 2009 on unproved oil and gas properties, pipeline construction, and exploration costs.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had a working capital deficit of $5,124,091 at September 30, 2009. We had current assets of $2,564,257, consisting of cash on hand of $2,324,574 and receivables of $239,683. The Company had total assets of $10,575,144 at September 30, 2009 that consisted of current assets and unproved oil and gas properties in Val Verde County.

The Company had current liabilities of $7,688,348 at September 30, 2009 consisting of accounts payable of $1,057,607, accrued expenses of $1,717,627, and the current portions of long-term convertible promissory notes of $4,213,114 and long-term notes payable of $700,000. The Company had total liabilities of $11,008,348 at September 30, 2009 that included current liabilities and convertible debentures in the aggregate amount of $3,320,000.

Stockholders deficit in the Company was $433,204 as of September 30, 2009.

For the period from inception until September 30, 2009 the Company’s cash flow used in operating activities was $7,395,385. Cash flows used in operating activities for the nine month period ending September 30, 2009 were $2,083,027 compared to $1,021,073 for the nine month period ended September 30, 2008. The increase in cash flow used in operating activities during the current period is primarily due to net losses and a decrease in accounts payable offset by impairment expenses and options issued for services.

Depreciation, amortization, and impairment for the nine month periods ended September 30, 2009 and 2008 was $1,408,107 and $2,020,399 respectively.

For the period from inception until September 30, 2009 the Company’s cash flow used in investing activities was $13,513,545. Cash flows used in investing activities for the nine month period ended September 30, 2009 were $1,984,763 compared to cash flows provided by investing activities of $7,294,800 for the nine month period ended September 30, 2008. Cash flows used in investing activities in the current period are the result of costs incurred in drilling on the Carson leases in Val Verde County. Cash flows provided by investing activities in the previous period were the result of the sale of a 50% interest in the Val Verde leases to Elm Ridge.

For the period from inception until September 30, 2009 the Company’s cash flow provided by financing activities was $23,233,504. Cash flows provided by financing activities for the nine month periods ended September 30, 2009 was $0 compared to $500,000 for the period ended September 30, 2008.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2009.

Commitments for future capital expenditures related to the Company’s drilling program were material at September 30, 2009. The Carson lease requires that we drill two additional wells on or before March 10, 2010 and realize production in order to maintain the lease.

The Company has no defined benefit plan though it has contractual commitments with Gil Burciaga and Nora Coccaro in addition to a stock based compensation plan.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2009 the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $44,357,352 as of December 31, 2008, which increased to $50,166,392 at September 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The Company does not believe the future application of SFAS No. 167 will have an adverse impact on its consolidated financial statements.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company does not believe the future application of SFAS No. 166 will have any impact on its consolidated financial statements or a material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company’s audits for the periods ended December 31, 2008 and December 31, 2007 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $44,357,352 as of December 31, 2008, which increased to $50,220,246 at September 30, 2009. Unless we are able to overcome our dependence on financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 9, 2009 the Company authorized the issuance of 297,725 shares of common stock to FE Global Leveraged Investment Ltd. in exchange for $23,818 or $0.08 per share for the satisfaction of interest accrued on a convertible debenture pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1993 as amended.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Gilbert Burciaga By: Gilbert Burciaga Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	November 13, 2009

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