Form 10-K
period 2009-12-31
PROVIDENCE RESOURCES INC
filed 2010-04-15
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Registrant’s telephone number, including area code: (512) 970-2888

Securities registered under Section 12(b) of the Act: none.
Securities registered under Section 12(g) of the Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (52,464,275 shares) was approximately $1,311,607 based on the average closing bid and ask prices ($0.025) for the common stock on April 13, 2010.

At April 14, 2010 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 62,472,179.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “us,” and “our,” refer to Providence Resources, Inc., a Texas corporation, and its subsidiaries. All references herein to “PRE” refer to PRE Exploration, LLC, the Company’s wholly owned subsidiary, and its subsidiaries.

Corporate History

The Company was incorporated under the laws of the State of Texas on February 17, 1993, as “GFB Alliance Services, Inc.” We have since undergone several name changes and on May 13, 1999 adopted the name “Healthbridge, Inc.” During early 2002 we acquired exclusive ownership and intellectual property rights for a medical waste disposal technology. Prior to year end 2005 we decided to discontinue all operations related to these rights due to our inability to commercialize the technology.

On November 18, 2005, the Company executed a letter of intent to acquire PRE, an oil and gas exploration company. The intent was to fund PRE’s lease purchases and exploration activities in anticipation of the acquisition. On April 10, 2006, the Company executed (i) a definitive share exchange agreement with PRE and its membership unit holders and (ii) a definitive note exchange agreement with the holders of certain of PRE’s promissory notes, which agreements ultimately resulted in the acquisition of PRE as a wholly owned subsidiary on September 29, 2006. On the acquisition of PRE we changed our name to “Providence Resources, Inc.”

The Company’s principal place of business is located at 5300 Bee Caves Road, Building 1, Suite 240, Austin, Texas, 78746, and our telephone number is (512) 970-2888.

The Company’s registered statutory office is located at 408 West 17th Street, Suite 101, Austin, Texas 78701.

The Company

Oil and Gas Exploration in Val Verde County

Leases

On March 30, 2006, PRE acquired approximately 12,832 gross acres of oil and gas leases over 57 square miles in Val Verde County, Texas from Global Mineral Solutions, L.P. (“Global”). The leases included underlying multiple oil and gas target zones delineated by 3D seismic data and drilling in the area, along a trend that has produced from multiple large gas fields, including the Gomez field, the Brown Bassett field, and the JM field. Effective December 12, 2008, the lease terms on 9,989.2 of the acres under lease were extended pursuant to an Agreement Re Oil and Gas Leases with I.W. Carson LLC (“Carson”), the owner of the acreage. On December 22, 2008, PRE acquired from Global an additional 3,352.1 acres of oil and gas leases underlying acreage owned by Carson for an aggregate of 13,341.3 acres in Val Verde County. On February 28, 2010, PRE entered into an Extension and Amendment Re Oil and Gas Leases with Carson to extend the primary term of the leases until February 28, 2013, in exchange for $510,000 and an additional $834,130 due on or before June 20, 2010. The extension obligates PRE to drill two additional wells on the leases. PRE can secure the leases past February 28, 2013 with continuous development of the acreage. The Company has allowed leases on approximately 2,843 acres of that acreage acquired in 2006 to lapse. Investment in that acreage was fully impaired in the year ended December 31, 2009.

Seismic Exploration

On March 27, 2007, PRE engaged TRNCO Petroleum Corporation to implement an I/O two recording system using the latest in state-of-the-art acquisition and processing parameters to generate high quality 3D seismic data from the Val Verde County leases. Dawson Geophysical Company was concurrently engaged to obtain the actual 3D seismic data while Fairfield Industries Incorporated was subsequently engaged to interpret the data in concert with consulting geologists familiar with the geophysical applications of seismic data. The 3D seismic data collected and interpreted illuminated deep gas targets at depths ranging from 14,000 to 16,000 feet in the Ellenberger carbonate, in addition to targets within the Strawn carbonate and Pennsylvanian-Wolfcamp sandstone reservoirs at lesser depths. PRE identified 25 prospective drilling locations on the Val Verde leases based on this information.

Drilling

On August 8, 2008, PRE entered into a Prospect Participation and Joint Operating Agreement with Elm Ridge Exploration Company, LLC (“Elm Ridge”) pursuant to which Elm Ridge acquired a 50% working interest in the Val Verde leases in exchange for $7,212,800 and a $2,000,000 carried interest in the drilling of two exploratory wells. R.K Ford & Associates, Inc. (“R.K. Ford”) was then engaged to drill two exploratory wells to the Ellenberger formation to test the structure at a depth of approximately 16,000 feet. R.K. Ford finished drilling the Carson 10-1 in early March of 2009 and the Carson 12-1 in late April of 2009. Effective March 1, 2010, PRE and Elm Ridge executed an Assignment, Bill of Sale and Conveyance that assigned all of Elm Ridge’s right, title and interest in the Val Verde County leases to PRE, including the wells, rights, and intellectual property, subject to existing royalties, in accordance with existing agreements with Global. PRE intends to complete the Carson 10-1 and Carson 12-1 wells in 2010. PRE also intends to test the Strawn formation and prospectively develop the Ellenberger formation based on completion results.

Oil and Gas Exploration in Comanche and Hamilton Counties

PRE concluded the acquisition of approximately 7,374 acres of oil and gas leases in Comanche and Hamilton Counties pursuant to the terms of a definitive joint exploration agreement with The Harding Company (“Harding”) in November of 2005. Harding acting as operator for the acquired leases completed a seismic data program, identified prospective drill targets, drilled four wells during 2006 in Comanche County and built a pipeline to evacuate prospective production. None of the wells drilled indicated commercial quantities of gas. All four wells have since been abandoned and the leases, in addition to attendant drilling expenses, development costs and the pipeline, were fully impaired in the year ended December 31, 2008.

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

Marketability

The Company does not produce oil or gas products for market at this time and will have to consider the economics of constructing a natural gas pipeline to transport energy produced from its leases in Val Verde County in the event commercial quantities of natural gas are determined to exist.

The products that the Company intends to market - oil and natural gas products - are commodities purchased by many distribution and retail companies. Crude oil can be sold whenever it is produced subject to transportation cost. Natural gas requires transportation from point of production to the purchaser by pipeline.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, or labor contract, except the leases we have acquired for oil, gas and mineral interests do provide for the payment of royalties in the event production is realized.

Governmental and Environmental Regulation

The Company’s oil and gas exploration activities, including future production and related operations, are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations could result in substantial penalties. The regulatory burden on the oil and gas industry adds to our cost of doing business and may affect future profitability. Since such rules and regulations are frequently amended or interpreted differently by regulatory agencies, we are unable to accurately predict the future cost or impact of complying with such laws.

The Company’s oil and gas exploration activities and the possibility of future production will be affected by state and federal regulation of gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

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

Environmental Regulation

The recent trend in environmental legislation and regulation has been toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that we will be required to expend amounts relating to future oil and gas production operations that are material in relation to our total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, we are unable to accurately predict the ultimate cost of such compliance.

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

The following environmental laws and regulatory programs appear to be the most significant to our operations in 2010:

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

Clean Air Regulatory Programs — The Company’s operations are subject to the Federal Clean Air Act (“CAA”), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards. PRE currently obtains construction and operating permits for our compressor engines; we are not presently aware of any potential adverse claims in this regard.

Waste Disposal Regulatory Programs — The Company’s operations will generate and result in the transportation and disposal of large quantities of produced water and other wastes classified by EPA as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the clean-up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during our drilling and production operations, may in the future be reclassified as “hazardous wastes”. Since hazardous wastes require more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures.

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

Climate Change Legislation and Greenhouse Gas Regulation — Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States elected not to participate in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various nations and states could adversely affect our operations and demand for our products.

The United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. These regulations may apply to our operations. The EPA has proposed two other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and natural gas exploration and production industry and the pipeline industry. The EPA’s finding, the greenhouse gas reporting rule, and the proposed rules to regulate the emissions of greenhouse gases would result in federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

Acts of Congress, particularly such as the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation,” approved by the United States House of Representatives on June 26, 2009, as well as the decisions of lower courts, large numbers of states, and foreign governments which affect climate change regulation could have a material adverse effect on our business, financial condition, and results of operations.

Compliance

We believe that all of our operations are in substantial compliance with current applicable federal, state and local environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past non-compliance with environmental laws or regulations will not be discovered.

Employees

The Company currently has only two employees since we rely on independent contractors to assist us in managing our interests in oil and gas leases in Val Verde County. We also rely on consultants, attorneys, and accountants as necessary to assist us in the development of our business.

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

The Company’s audits for the periods ended December 31, 2009 and 2008 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $52,813,781 as of December 31, 2009. Unless we are able to overcome our dependence on successive financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

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

The outcome of litigation in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

Harding filed a claim against the Company seeking approximately $1,500,000 in damages as well as attorneys fees for unpaid invoices. The Company filed a counterclaim for damages for fraud, negligent misrepresentation, and breach of contract arising out of Harding’s solicitation of the Company to invest in the Comanche and Hamilton Counties’ project as well as attorneys’ fees. The litigation has caused the Company to incur significant professional fees which fees are expected to increase prior to any final resolution of the respective claims. Further, the Company cannot with any certainty determine the ultimate outcome of the litigation. Should the Company be unsuccessful in this litigation such a result would have a material adverse affect on our financial position and results of operations.

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

The nature of these risks is such that some liabilities including environmental fines and penalties could exceed our ability to pay for the damages. We could incur significant costs due to these risks that could contribute to net losses.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for oil and natural gas.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations over greenhouse gases could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil and natural gas that we intend to produce.

On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the President Obama Administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could adversely affect demand for the oil and natural gas that we intend to produce.

The results of the Company’s current operations depend on the exploration and operational efforts of third parties.

Our oil and gas exploration efforts through seismic exploration, processing, interpretation, drilling and operation have been performed by third parties. We will continue to be dependent upon third parties as we pursue additional exploration. Despite such third parties being experienced in their respective fields, our dependence on third parties to initiate, determine and conduct operations could impede our own prospect of success.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Oil and Gas Properties

As of the date of this current report, the Company holds up an aggregate of 13,341.3 acres of oil and gas leases located in Val Verde County, Texas.

On March 30, 2006, PRE acquired 9,989.2 of its acres of oil and gas leases pursuant to an agreement with Global Mineral Solutions, LP (“Global”). Effective December 12, 2008, the terms of the leases were extended pursuant to an Agreement re Oil and Gas Lease with I.W. Carson LLC (“Carson”), the owner of the acreage.

Abstract	Survey	Block	Original Grantee	Acres
2014	W. pt. 10	S-10	Monroe Ashworth	1,098.80
2301	W. pt. 14	S-14	M. A. Allen	955.40
2159	NW pt. 12	C-15	R. A. Ashley	126.00
2575	SW pt. 12	C-15	R. A. Ashley	398.30
1483	10	C-15	E. J. Hullum	556.85
1484	11 1/2	C-15	M. J. Main	556.85
2051	30	G	C G & S F	643.60

1519	31	G	G C & S F	643.60
2302	16	S-10	E. C. Hamilton	1,334.80
1518	29	G	GC & SF RR Co.	640.00
2387	14	G	GC & SF RR Co.	640.00
2059	10	G	GC & SF RR Co.	640.00
1509	11	G	GC & SF RR Co.	640.00
1489	9	C-15	B P. Simmons	1,115.00
Total				0

On December 22, 2008 PRE acquired from Global an additional 3,352.1 acres of oil and gas leases underlying acreage owned by Carson.

Abstract	Part; Section	Block	Original Grantee	Acres
2300	All; 9	S-10	S. Bailey	1335	.80
2303	All; 4	S-10	M. M. Norman	1335	.80
1922	W/2, 3	S-10	H. Lawson	680.50
Total				0

On February 28, 2010, PRE entered into an Extension and Amendment Re Oil and Gas Leases with Carson to extend the primary term of the leases until February 28, 2013 in exchange for $510,000 and an additional $834,130 due on or before June 20, 2010. The extension obligates PRE to drill two additional wells on the leases. PRE can secure the leases past February 28, 2013 with continuous development of the acreage.

Drilling Activity

During 2009 PRE engaged R.K. Ford to drill two exploratory wells to the Ellenberger formation underlying our Val Verde County leases. The Company analyzed the drill results and made a determination to complete the wells in 2010. We intend to act as operator and will complete the wells with the aid of sub-contractors. The Company’s analysis of the exploratory wells has identified prospective secondary production targets in the Strawn and Pennsylvanian Wolfcamp/Canyon Sands.

PRE drilled four exploratory wells in Comanche County, Texas pursuant to our joint exploration agreement with Harding, all of which failed to produce economically recoverably quantities of oil or gas and have since been abandoned.

PRE is not in the process of installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

Delivery Commitments

PRE has no contracts to provide a fixed and determinable quantity of oil or gas.

Undeveloped Acreage

All acreage in which PRE maintains an interest is to be considered undeveloped acreage. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by production under the terms of a lease.

Oil and Gas Reserves

The existence of oil and gas reserves for our properties had not been determined as of December 31, 2009.

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

Office Facility

The Company currently maintains limited office space in Austin, Texas at 5300 Bee Caves Road, Building 1, Suite 240, Austin, Texas, 78746 for which we pay no rent.

ITEM 3.     LEGAL PROCEEDINGS

On August 27, 2008 The Harding Company (“Harding”) filed a complaint in the District Court of the 160th Judicial District of Dallas County, Texas against the Company. Harding sought (i) amounts remaining due of $1,177,032 for drilling wells in Comanche and Hamilton Counties and $340,358 for the pipeline to these dry wells under the Joint Exploration Agreement dated October 1, 2005, as amended (ii) access to the seismic data from Val Verde County and its purported right to acquire an additional five percent of participation in the Val Verde leases under the Agreement for Purchase and Sale dated February 21, 2006, as amended, and (iii) attorneys’ fees.

On November 5, 2008, the Company, represented by Andrews Kurth, LLP, filed a counterclaim against Harding and an original claim against Abram Janz (“Janz”) that sought damages for fraud, negligent misrepresentation, breach of contract, and breach of fiduciary duty arising out of Harding’s and Janz’s solicitation of the Company to invest in a drilling and development venture in Comanche and Hamilton Counties. The Company sought actual and exemplary damages for (i) the loss of its investment under Joint Exploration Agreement, (ii) specific performance of the repurchase provision pertaining to Harding’s five percent participation in the Val Verde leases and (iii) attorneys’ fees.

On April 5, 2010, Company settled all claims against Janz.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

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

Year	Quarter Ended	High	Low
2009	December 31	$0.10	$0.02
	September 30	$0.18	$0.05
	June 30	$0.25	$0.08
	March 31	$0.34	$0.16
2008	December 31	$0.25	$0.11
	September 30	$0.26	$0.15
	June 30	$0.29	$0.15
	March 31	$0.35	$0.15

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2010, there were 164 shareholders of record holding a total of 62,472,179 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 14, 2010, there were no shares issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of April 14, 2010, the Company has 315,114 common share purchase warrants exercisable at $0.30 per share at any time until December 1, 2010. During 2009 6,919,650 common share purchase warrants expired.

Stock Options

As of April 14, 2010, the Company has 11,875,000 outstanding, vested stock options to purchase shares of our common stock, granted pursuant to the Providence Resources, Inc., 2008 Stock Option Plan, with an exercise price of $0.20 per option over a term of ten years from the date of each respective grant, and an additional 1,175,000 outstanding, unvested stock options.

Convertible Debentures and Notes

As of April 14, 2010, the Company’s outstanding convertible debentures, issued on November 28, 2005, with interest at 7% per annum, and principal and accrued interest on the notes which may be converted into shares of the Company’s common stock at any time until November 30, 2010, are as follows:

Holder	Amount	Conversion Rate (Common Shares)
Desmodio Management, Inc.	360,000	0.08
Capriccio Investments, Inc.	360,000	0.08
FE Global Leveraged Investment Ltd.	400,000	0.08
FE Global Undervalued Investment Ltd.	250,000	0.08
First Equity Bancorp Ltd.	100,000	0.08
FE Global Convertible Investment Ltd.	850,000	0.08
FAGEB AG	1,000,000	0.08

As of April 14, 2010 the Company’s outstanding secured convertible promissory notes are as follows:

Holder	Date Issued	Amount	Interest	Due Date	Conversion Rate (Common Shares)
Global Project Finance AG	May 31, 2007	1,000,000	10%	May 31, 2010	0.08
Global Convertible Megatrend Ltd.	August 8, 2007	1,400,000	10%	August 8, 2010	0.08
Golden Beach Company Ltd.	August 8, 2007	100,000	10%	August 8, 2010	0.08
CR Innovations AG	August 8, 2007	600,000	10%	August 8, 2010	0.08
Global Project Finance AG	August 8, 2007	400,000	10%	August 8, 2010	0.08
Global Undervalued Investment Ltd.	August 15, 2007	250,000	10%	August 15, 2010	0.08
FE Global Leveraged Investment Ltd.	August 15, 2007	250,000	10%	August 15, 2010	0.08
Miller Energy LLC	April 29, 2008 [2]	1,000,000	10%	April 29, 2010	0.08
Global Convertible Megatrend Ltd.	February 23, 2010 [3]	665,334	8%	February 23, 2015	0.04
Global Convertible Megatrend Ltd. [1]	February 26, 2010	510,000	8%	February 26, 2015	0.04
FAGEB AG	March 4, 2010 [4]	622,401	8%	March 4, 2015	0.04
Global Convertible Megatrend Ltd.	March 4, 2010 [5]	530,847	8%	March 4, 2015	0.04

1      Unsecured; issued with a carried interest that entitles holder to a five and one tenths percent (5.1%) net revenue interest of the Company’s interest in the Carson 10-1 and Carson 12-1 wells.

2      Renewed from April 29, 2007.

3      Reissued from a loan agreement dated February 23, 2007, as amended by an Amendment to Loan Agreement dated February 29, 2008, in the original principal amount of $500,000.

4      Reissued from a secured convertible promissory note dated March 4, 2008, in the original principal amount of $496,174.

5      Reissued from a secured convertible promissory note dated March 4, 2008, in the original principal amount of $423,188.

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

Discussion and Analysis

During the year ended December 31, 2009 the Company was involved in (i) drilling the Carson 10-1 and Carson 12-1 wells in Val Verde County, (ii) assessing drilling results, (iii) evaluating with Elm Ridge the development program going forward, (iv) making preparations to defend the Harding claim and to pursue the counterclaim against Harding and Janz, and (v) satisfying continuous public disclosure requirements.

The Company intends to complete the Carson 10-1 and Carson 12-1 wells in 2010. PRE also intends to test the Strawn formation and prospectively develop the Ellenberger formation based on completion results over the next twelve months.

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

Results of Operations

Net Income/Losses

For the period from inception until December 31, 2009, the Company incurred net losses of $52,813,781. Net losses for the year ended December 31, 2009, were $8,456,429 as compared to $6,238,393 for the year ended December 31, 2008. The increase in net losses can be attributed to an increase in general and administrative expenses as well as interest expenses over the comparative periods.

We will likely continue to operate at a loss through fiscal 2010 and due to the nature of the Company’s oil and gas exploration and development operations cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009, were $2,891,125 as compared to $2,636,397 for the year ended December 31, 2008. The increase in general and administrative expenses over the periods can be primarily attributed to higher professional fees associated with ongoing legal proceedings. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that overall general and administrative expenses will increase in the near term as professional fees are expected to increase due to ongoing legal proceedings.

Other Income (Expense)

Interest income for the year ended December 31, 2009, increased to $51,018 from $38,121 for the year ended December 31, 2008. Interest expense for the year ended December 31, 2009, increased to $3,220,900 from $2,746,454 for the year ended December 31, 2008.

Impairment of capital assets for the year ended December 31, 2009, was $1,506,696 compared to $2,000,000 for the year ended December 31, 2008. The impairment expenses in the current period were in connection with our Cole lease in Val Verde County and in the previous period were in connection with our leases in Comanche and Hamilton Counties.
Debt extinguishment and conversion expense for the year ended December 31, 2009, was $888,726 compared to $48,671 for the year ended December 31, 2008.

In the year ended December 31, 2008, the Company had a gain on the sale of assets of $1,155,008 in connection with the sale of a 50% interest in the Val Verde leases to Elm Ridge.

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

Capital Expenditures

The Company has spent significant amounts of capital for the period from February 17, 1993 (inception) to December 31, 2009, on unproved oil and gas properties, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

At December 31, 2009, the Company had a working capital deficit of $8,342,604. We had current assets of $2,088,316 consisting of cash on hand. The Company had total assets of $10,028,334 as of December 31, 2009, that consisted of current assets and undeveloped oil and gas leases in Val Verde County.

At December 31, 2009, the Company had current liabilities of $10,430,920, consisting of accounts payable of $1,304,262, accrued expenses of $1,687,383, the current portion of convertible debentures of $3,320,000, the current portion of long-term convertible promissory notes of $3,919,274, and the current portion of long-term notes payable of $200,000. The Company had total liabilities of $12,140,051 as of December 31, 2009.

Stockholders deficit in the Company was $2,111,717 as of December 31, 2009.

For the period from inception until December 31, 2009, the Company’s cash flow used in operating activities was $7,603,923. Cash flow used in operating activities for the year ended December 31, 2009, was $2,291,565 compared to $926,450 for the year ended December 31, 2008. Cash flow used in operating activities during the current period is due to net losses and a decrease in related party payable offset primarily by an amortization of conversion rights on debt, impairment expenses, and an increase in accrued expenses.

Depreciation, amortization, and impairment for the years ended December 31, 2009 and 2008 were $1,506,696 and $2,020,399 respectively.

For the period from inception until December 31, 2009, the Company’s cash flow used in investing activities was $13,541,265. Cash flow used in investing activities for the year ended December 31, 2009, was $2,012,483 compared to cash flow provided by investing activities of $6,153,239 for the year ended December 31, 2008. Cash flow used in investing activities in the current period is the result of costs incurred in drilling on the Carson leases in Val Verde County. Cash flow provided by investing activities in the previous period was the result of the sale of a 50% interest in the Val Verde leases to Elm Ridge.

For the period from inception until December 31, 2009, the Company’s cash flow provided by financing activities was $23,233,504. There was no cash flow provided by financing activities for the years ended December 31, 2009 or 2008.

The Company has funded its cash needs from inception primarily through a series of debt and equity transactions, including several private placements. While we believe that our current assets may be sufficient to conduct our exploration and development activities over the next twelve months, no assurances can be given that additional funding, if needed to explore and develop our lease interests, will be available to us. Our inability to obtain funding, if necessary, would have a material adverse affect on our business.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of December 31, 2009.

Commitments for future capital expenditures related to the Company’s drilling program were material at December 31, 2009. The Carson leases in Val Verde County required that we drill two additional wells on or before March 10, 2010 and realize production in order to maintain the leases. The extension and amendment of these leases on February 13, 2010 extend the primary term of the leases until February 28, 2013.

The Company has no defined benefit plan though it has contractual commitments with Gil Burciaga and Nora Coccaro in addition to a stock based compensation plan.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2009 the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $52,813,781 as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2009 and 2008 included in this Form 10-K the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 16 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the years ended December 31, 2009 and 2008 are attached hereto as F-1 through F-29.

PROVIDENCE RESOURCES, INC.

(An Exploratory Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss     F-5

Consolidated Statements of Cash Flows                                                                    F-11

Notes to Consolidated Financial Statements                                                               F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Providence Resources, Inc. and Subsidiaries
Austin, Texas

We have audited the accompanying balance sheets of Providence Resources, Inc. and Subsidiaries (An Exploratory Stage Company) at December 31, 2009 and 2008 and the related statements of operations, stockholders' equity(deficit) and comprehensive loss and cash flows for the years then ended and for the cumulative period from February 17, 1993 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Resources, Inc. and Subsidiaries at December 31, 2009 and 2008, and the results of its operations and comprehensive loss and its cash flows for the years then ended and from February 17, 1993 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
April 14, 2010

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008

Current assets:
Cash	$2,088,316	6,392,364
Receivables	-	172,971
Note receivable	-	107,500

Total current assets	2,088,316	6,672,835

Unproved oil and gas properties, not subject to amortization	7,940,018	7,359,854

Total assets	$10,028,334	14,032,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,304,263	1,133,642
Accrued expenses	1,687,383	1,026,324
Related party payables	-	53,500
Current portion of convertible debentures	3,320,000	-
Current portion of long-term convertible promissory notes	3,919,274	-
Current portion of long-term notes payable	200,000	-

Total current liabilities	10,430,920	2,213,466

Accrued expenses	369,111	-
Convertible debentures	-	3,320,000
Long-term convertible promissory notes	840,020	2,592,382
Long-term notes payable	500,000	700,000

Total liabilities	12,140,051	8,825,848

Commitments and contingencies

Stockholders' equity (deficit):
Providence Resources, Inc. stockholders' equity (deficit):
Preferred stock, $.0001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized,
62,472,179 and 62,174,454 shares issued and outstanding, respectively	6,247	6,217
Additional paid-in capital	50,841,866	49,929,352
Deferred stock compensation	(297,022)	(522,349)
Deficit accumulated during the development stage	(52,813,781)	(44,357,352)

Total Providence Resources, Inc. stockholders' equity (deficit)	(2,262,690)	5,055,868
Noncontrolling interest	150,973	150,973

Total stockholders' equity (deficit)	(2,111,717)	5,206,841

Total liabilities and stockholders' equity (deficit)	$10,028,334	14,032,689

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008 and Cumulative Amounts

			Cumulative
	2009	2008	Amounts

Sales	$-	$-	$350
Cost of sales	-	-	25,427

Gross loss	-	-	(25,077)

General and administrative expenses	2,891,125	2,636,397	14,052,694

Loss from operations	(2,891,125)	(2,636,397)	(14,052,694)

Other income (expense):
Interest income	51,018	38,121	563,451
Interest expense	(3,220,900)	(2,746,454)	(12,965,282)
Impairment of capital assets	(1,506,696)	(2,000,000)	(22,897,522)
Debt extinguishment and conversion expense	(888,726)	(48,671)	(1,099,841)
Gain on sale of assets	-	1,155,008	1,119,109

Loss before income taxes and discontinued operations	(8,456,429)	(6,238,393)	(49,357,856)

Provision for income taxes	-	-	-

Loss from continuing operations	(8,456,429)	(6,238,393)	(49,357,856)

Loss from discontinued operations, net of tax	-	-	(3,407,279)

Net loss before cumulative effect of accounting change	(8,456,429)	(6,238,393)	(52,765,135)

Cumulative effect of accounting change, net of tax	-	-	(102,500)

Net loss	(8,456,429)	(6,238,393)	(52,867,635)

Net loss attributable to the noncontrolling interest	-	-	53,854

Net loss attributable to Providence Resources, Inc.	$(8,456,429)	(6,238,393)	(52,813,781)

Loss per common share from continuing operations -
basic and diluted	$(0.14)	(0.10)
Loss per common share from discontinued operations -
basic and diluted	$-	-
Loss per common share -
basic and diluted	$(0.14)	(0.10)
Weighted average common shares outstanding -
basic and diluted	62,242,156	59,917,703

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
February 17, 1993 ( Date of Inception) to December 31, 2009

								Deficit
							Accumulated	Accumulated
					Additional	Deferred	Other	During the
	Preferred Stock		Common Stock		Paid-in	stock	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	compensation	Income	Stage	Total

Balance at February 17, 1993 (date of inception)	-	$-	60,000	$6	$1,194	$-	-	$-	$1,200

Net loss	-	-	-	-	-	-	-	(200)	(200)

Balance at December 31, 1993	-	-	60,000	6	1,194	-	-	(200)	1,000

Net loss	-	-	-	-	-	-	-	(240)	(240)

Balance at December 31, 1994	-	-	60,000	6	1,194	-	-	(440)	760

Net loss	-	-	-	-	-	-	-	(240)	(240)

Balance at December 31, 1995	-	-	60,000	6	1,194	-	-	(680)	520

Net loss	-	-	-	-	-	-	-	(240)	(240)

Balance at December 31, 1996	-	-	60,000	6	1,194	-	-	(920)	280

Issuance of common stock for cash	-	-	32,068	3	80,269	-	-	-	80,272
Net loss	-	-	-	-	-	-	-	(79,765)	(79,765)

Balance at December 31, 1997	-	-	92,068	9	81,463	-	-	(80,685)	787

Issuance of common stock for:
Services	-	-	6,500	1	12,999	-	-	-	13,000
Cash	-	-	26,170	3	26,167	-	-	-	26,170
Additional shares due to rounding
after stock split	-	-	300	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(36,896)	(36,896)

Balance at December 31, 1998	-	-	125,038	14	120,628	-	-	(117,581)	3,061

Balance forward, December 31, 1998	-	-	125,038	14	120,628	-	-	(117,581)	3,061

Rounding	-	-	(38)	-	-	-	-	-	-
Issuance of common stock for:
Cash	-	-	22,500	2	899,998	-	-	-	900,000
Assets	-	-	128,012	13	1,020,452	-	-	-	1,020,465
Net book value of Healthbridge, Inc.	-	-	20,500	2	(2)	-	-	-	-
Dividends-in-kind	-	-	50,202	5	2,008,091	-	-	(2,008,096)	-
Debt	-	-	242,500	23	999,978	-	-	-	1,000,001
Reverse acquisition with Healthbridge,
Inc. and Wattmonitor, Inc.	-	-	147,500	15	798,046	-	-	-	798,061
Common stock offering costs	-	-	-	-	(105,000)	-	-	-	(105,000)
Reverse acquisition, retirement of old
shares of Wattmonitor, Inc.	-	-	(147,500)	(15)	(915,627)	-	-	117,581	(798,061)
Share adjustment for shares previously Issued	-	-	150	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,196,076)	(3,196,076)

Balance at December 31, 1999	-	-	588,864	60	4,826,564	-	-	(5,204,172)	(377,549)

Issuance of common stock for:
Debt	-	-	34,950	4	349,496	-	-	-	349,500
Services	-	-	11,000	1	71,199	-	-	-	71,200
Cash	-	-	19,500	2	194,998	-	-	-	195,000
Accounts payable	-	-	7,500	1	74,999	-	-	-	75,000
Common stock offering costs	-	-	-	-	(15,600)	-	-	-	(15,600)
Stock option compensation expense	-	-	-	-	6,000	-	-	-	6,000
Net loss	-	-	-	-	-	-	-	(816,545)	(816,545)

Balance at December 31, 2000	-	-	661,814	67	5,507,656	-	-	(6,020,717)	(512,994)

Issuance of common stock for:
Services	-	-	84,400	9	258,941	-	-	-	258,950
Accounts payable	-	-	13,750	1	59,999	-	-	-	60,000
Debt	-	-	41,603	4	249,614	-	-	-	249,618
Net loss	-	-	-	-	-	-	-	(422,008)	(422,008)

Balance at December 31, 2001	-	-	801,567	81	6,076,210	-	-	(6,442,725)	(366,434)

Balance forward, December 31, 2001	-	-	801,567	81	6,076,210	-	-	(6,442,725)	(366,434)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,221,203)	(1,221,203)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	4,869	-	4,869
Total comprehensive loss									(1,216,334)
Issuance of common stock for:
Intellectual property	-	-	37,500	4	224,996	-	-	-	225,000
Services	-	-	143,000	14	806,086	-	-	-	806,100
Accounts payable and services	-	-	5,000	1	10,999	-	-	-	11,000
Stock option compensation expense	-	-	-	-	12,500	-	-	-	12,500

Balance at December 31, 2002	-	-	987,067	99	7,130,791	-	4,869	(7,663,928)	(528,169)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(232,560)	(232,560)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	(806)	-	(806)
Total comprehensive loss									(233,366)
Issuance of common stock for:
Cash	-	-	314,165	32	102,801	-	-	-	102,833
Services	-	-	2,100	-	3,888	-	-	-	3,888
Debt	-	-	1,537,113	154	475,583	-	-	-	475,737
Common stock offering costs	-	-	-	-	(2,000)	-	-	-	(2,000)
Issuance of common stock options for services	-	-	-	-	15,000	-	-	-	15,000

Balance at December 31, 2003	-	-	2,840,445	285	7,726,063	-	4,063	(7,896,488)	(166,077)

Balance forward, December 31, 2003	-	-	2,840,445	285	7,726,063	-	4,063	(7,896,488)	(166,077)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(311,757)	(311,757)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	1,250	-	1,250
Total comprehensive loss									(310,507)
Issuance of common stock for:
Debt conversion	-	-	2,735,555	273	197,673	-	-	-	197,946
Services			1,050,000	105	80,395				80,500

Balance at December 31, 2004	-	-	6,626,000	663	8,004,131	-	5,313	(8,208,245)	(198,138)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(944,857)	(944,857)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	9,057	-	9,057
Total comprehensive loss									(935,800)
Issuance of common stock for:
Cash	-	-	7,520,000	752	2,005,248	-	-	-	2,006,000
Debt	-	-	2,334,841	233	349,992	-	-	-	350,226
Issuance of warrants for finder’s fees	-	-	-	-	191,400	-	-	-	191,400
Common stock offering costs	-	-	-	-	(125,400)	-	-	-	(125,400)

Balance at December 31, 2005	-	-	16,480,841	1,649	10,425,371	-	14,370	(9,153,102)	1,288,288

Balance forward, December 31, 2005	-	-	16,480,841	1,649	10,425,371	-	14,370	(9,153,102)	1,288,288

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(6,761,584)	(6,761,584)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	190	-	190
Total comprehensive loss									(6,761,394)
Issuance of common stock for:
Acquisition of Providence Exploration	-	-	20,000,000	2,000	15,998,000	-	-	-	16,000,000
Cash	-	-	13,369,920	1,337	8,020,615	-	-	-	8,021,952
Debt	-	-	2,004,778	200	2,071,014	-	-	-	2,071,214
Issuance of warrants with equity financing	-	-	-	-	3,409,330	-	-	-	3,409,330
Issuance of warrants for finders fees	-	-	-	-	122,743	-	-	-	122,743

Balance at December 31, 2006	-	-	51,855,539	5,185	40,047,072	-	14,560	(15,914,684)	24,152,133

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(22,204,275)	(22,204,275)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	12	-	12
Total comprehensive loss									(22,204,263)
Issuance of common stock for:
Cash	-	-	1,987,500	199	236,501	-	-	-	236,700
Services			1,450,000	145	284,855	-	-	-	285,000
Debt			3,868,079	387	580,126	-	-	-	580,513
Discount on convertible notes	-	-	-	-	4,091,667	-	-	-	4,091,667

Balance at December 31, 2007	-	-	59,161,118	5,916	45,240,221	-	14,572	(38,118,959)	7,141,750

Balance forward, December 31, 2007	-	-	59,161,118	5,916	45,240,221	-	14,572	(38,118,959)	7,141,750

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(6,238,393)	(6,238,393)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	-	(14,572)	-	(14,572)
Total comprehensive loss									(6,252,965)
Issuance of common stock for:
Services	-	-	1,100,000	110	219,890	-	-	-	220,000
Interest on convertible debentures	-	-	1,913,336	191	286,809	-	-	-	287,000
Stock compensation - stock options	-	-	-	-	2,012,842	(522,349)	-	-	1,490,493
Discount on convertible notes	-	-	-	-	2,169,590	-	-	-	2,169,590

Balance at December 31, 2008	-	-	62,174,454	6,217	49,929,352	(522,349)	-	(44,357,352)	5,055,868

Stock compensation - stock options	-	-	-	-	-	225,327	-	-	225,327
Issuance of common stock for:
Interest on convertible debentures	-	-	297,725	30	23,788	-	-	-	23,818
Debt extinguishment on
long term convertible debentures	-	-	-	-	888,726	-	-	-	888,726
Net loss	-	-	-	-	-	-	-	(8,456,429)	(8,456,429)

Balance at December 31, 2009	-	$-	62,472,179	$6,247	$50,841,866	$(297,022)	$-	$(52,813,781)	$(2,262,690)

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008 and Cumulative Amounts

			Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss	$(8,456,429)	(6,238,393)	(52,813,781)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares and options issued for services	225,327	1,710,493	2,360,820
Shares issued for debt and accrued interest	-	-	7,308,665
Amortization of conversion rights on debt	2,166,912	1,986,094	5,101,190
Depreciation, amortization, and impairment	1,506,696	2,020,399	23,154,151
Noncontrolling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Loss from debt extinguishments	888,726	-	792,456
Loss on sale of assets	-	(1,155,008)	(1,119,109)
Allowance for losses on receivables, net	33,123	-	33,123
(Increase) decrease in:
Accounts receivable and prepaid expenses	172,971	34,168	317,864
Inventory	-	-	374,515
Related party receivable	-	(172,971)	(172,971)
Increase (decrease) in:
Accounts payable	170,621	51,420	1,901,287
Accrued expenses	1,053,988	919,348	2,569,259
Related party payables	(53,500)	(82,000)	100,312
Net cash used in operating activities	(2,291,565)	(926,450)	(7,603,923)

Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of property and equipment and intangibles	(2,086,860)	(1,302,061)	(12,256,836)
Proceeds from sale of assets	-	7,212,800	7,212,800
Payments received on notes receivable	74,377	242,500	316,877
Issuance of notes receivable	-	-	(616)
Net cash provided by (used in) investing activities	(2,012,483)	6,153,239	(13,541,265)

Cash flows from financing activities:
Proceeds from debt	-	-	10,047,172
Issuance of common stock	-	-	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Payments on notes payable	-	-	(256,889)
Net cash provided by financing activities	-	-	23,233,504

Change in accumulated other comprehensive income	-	(14,572)	-
Net increase (decrease) in cash	(4,304,048)	5,212,217	2,088,316

Cash, beginning of period	6,392,364	1,180,147	-

Cash, end of period	$2,088,316	6,392,364	2,088,316

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) and its wholly owned subsidiaries, Healthbridge AG and PRE Exploration, LLC (“PRE”). PRE has two wholly owned subsidiaries, PDX Drilling I, LLC (“PDX”) and PRT Holdings, LLC (“PRT”), and a ninety percent interest in Comanche County Pipeline, LLC (“CCP”). Collectively, these entities are referred to as the “Company”.

Providence Resources was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. Healthbridge AG was formed as a German subsidiary. PRE was formed to acquire leases in Texas for oil and gas exploration and development. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. CCP was formed for constructing an oil and gas pipeline in Comanche County, Texas.

PRE is involved in exploration activities for the recovery of oil and gas from the Ellenburger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs in Val Verde County. The Val Verde County prospect includes approximately 13,341 gross acres of oil and gas leases. PRE has up to a 50% working interest and its joint venture operating partner, Elm Ridge Exploration Company LLC (Elm Ridge) has a 50% working interest in the Val Verde County prospect.

The Company is considered a development stage company as defined in ASC 915.

Principles of Consolidation

The consolidated financial statements include the accounts of Providence Resources and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

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

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

No costs related to production, general corporate overhead, or similar activities have been capitalized. As of December 31, 2009 and 2008 the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proved reserves currently exist for the Company and therefore no depletion has been taken as of December 31, 2009 and 2008.

Convertible Debts

In accordance with ASC 470-20, the Company calculated the value of any beneficial conversion features embedded in its convertible debts. If the debt is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the debt becomes convertible.

Convertible debts are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company. If the number of shares that may be required to be issued upon conversion of the convertible debt is indeterminate, the embedded conversion option of the convertible debt is accounted for as a derivative instrument liability rather than equity as in accordance with ASC 815-40.

The debt component of the convertible debt is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. This standard requires the Company to provide for deferred income taxes that arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company considers many factors when evaluating and estimating its tax positions and tax benefits. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Reserves are established if it is believed certain positions may be challenged and potentially disallowed. If facts and circumstances change, reserves are adjusted through the provision for income taxes. The Company recognizes interest expense and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company is no longer subject to examination by federal and state taxing authorities for years prior to 2006.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The amount in excess of federally insured limits at December 31, 2009 was approximately $1,800,000.

Revenue Recognition

Revenues are recorded upon the completion of the services, with the existence of an agreement and where collectibility is reasonably assured. Oil and natural gas production revenue will be recognized at the time and point of sale after the product has been extracted from the ground.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718 which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. In 2009 and 2008, the Company’s common stock equivalents were antidilutive. Common stock equivalents that could potentially dilute earnings per share in the future are the common stock options and warrants and convertible debts representing approximately 174,000,000 shares.

Note 2 — Going Concern

As of December 31, 2009, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has negative working capital, negative cash flows from operations, and has incurred losses of approximately $53,000,000 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that additional funding will be required in the next twelve months and that it will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with firm assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. Therefore, there can be no assurance that this funding will be accomplished and that the Company will continue operations.

Note 3 – Convertible Debentures

The Company has issued seven convertible debenture certificates for the total principal sum of $3,320,000 due in full with accrued and unpaid interest on November 30, 2010. The interest accrues at a rate of 7.0% per annum and is payable on a semi-annual basis. The holders of the debentures have the right to convert all or part of the principal and accrued interest into common shares of the Company at $0.08 per share at any time prior to maturity. The convertible debentures are secured by substantially all of the Company’s assets consisting of all tangible and intangible property.

Convertible debentures consist of:

	2009	2008

Total convertible debentures	$3,320,000	3,320,000
Less current portion	(3,320,000)	(3,320,000)

	$-	-

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 3 – Convertible Debentures (continued)

On October 9, 2009, the accrued interest on one debenture was converted into shares of common stock at $0.08 per share. The Company issued 297,725 shares for $23,818 of interest owed. On that same date, the conversion price for all remaining outstanding debentures and accrued interest changed from $0.35 to $0.08 per share. This modification resulted in the Company recognizing the fair value of the new conversion price, $888,726, as a debt extinguishment in accordance with ASC 470.

On December 12, 2008, the interest accrued on five debentures was converted into shares of common stock at $0.15 per share. The Company issued 1,913,336 shares for $287,000 of interest owed.

Note 4 – Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consist of:

	2009	2008
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.08 per common share.	$1,000,000	1,000,000

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	1,400,000	1,400,000

Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	100,000	100,000

Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	600,000	600,000

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	400,000	400,000

Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 4 – Long-Term Convertible Promissory Notes (continued)

	2009	2008
Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010, including interest at 10%, convertible at $0.08 per common share.	1,000,000	1,000,000

Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	496,174	496,174

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	423,188	423,188

	5,919,362	5,919,362
Less unamortized discount	(1,160,068)	(3,326,980)

	4,759,294	2,592,382
Less current portion	(3,919,274)	-

	$840,020	2,592,382

The notes listed above are secured by:

•

All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement between the Company and TRNCO Petroleum Corporation which seismic data may not be shared with any third party without the express written consent of the holder of the note.

•	Any and all proceeds arising from or attributable to the assets.

•	Oil and gas lease interests held by the Company.

The fair values of the conversion options on the long-term promissory notes are $1,160,068 and $3,326,980 at December 31, 2009 and 2008, respectively, and are calculated using the intrinsic value method and are recorded as discounts on the face values of the notes. These amounts are amortized using the straight-line method over the term of the notes. In 2009 and 2008, the Company recorded $2,166,912 and $1,986,094 as interest expense due to amortization of the discounts.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 4 – Long-Term Convertible Promissory Notes (continued)

On March 4, 2010 the convertible promissory notes payable in the amounts of $496,174 and $423,188, along with accrued interest of $126,227 and $107,659, respectively, were refinanced with the same respective creditors. The new promissory notes bear an interest rate of 8% per annum, are due March 4, 2015, are non-dilutable, and have the option to convert all or part of the principal and accrued interest into shares of common stock of Providence Resources at $0.04 per share at any time prior to maturity. The notes are secured by the same seismic data and oil and gas lease which secured the original notes. All outstanding principal and accrued interest as of December 31, 2009 on the refinanced notes are shown on the balance sheet as non-current liabilities.

Future maturities of these notes are as follows:

Year	Amount

2010	$3,919,274
2011	-
2012	-
2013	-
2014	-
Thereafter	840,020

$4,759,294

Note 5 – Long-Term Notes Payable

Long-term notes payable consist of:

	2009	2008
Note Payable – Bluemont Investment Ltd, payable in full by August 27, 2010, including interest at 10%.	$200,000	200,000

Note Payable - Global Convertible Megatrend Ltd., unsecured, principal payable in full on February 23, 2010, interest at 10% and payable at the end of each fiscal quarter, accrued interest convertible to common shares at $0.08 per share.	500,000	500,000

	700,000	700,000
Less current portion	(200,000)	-

	$500,000	700,000

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 5 – Long-Term Notes Payable (continued)

On February 23, 2010 the long term note payable in the amount of $500,000 and related accrued interest of $165,334 were refinanced with the same creditor in the form of a long term convertible promissory note. The new note bears interest at 8% per annum, is due February 23, 2015, is non-dilutable, is secured by properties, rights, and assets of the Company, and has the option to convert principal and accrued interest at any time before maturity at $0.04 per share into common stock of Providence Resources. All outstanding principal and accrued interest as of December 31, 2009 on the refinanced note are shown on the balance sheet as non-current liabilities.

Note 6 – Related Party Payables

Related party payables consist of amounts due to directors of the Company for consulting fees and were $0 and $53,500 at December 31, 2009 and 2008, respectively.

Note 7 — Related Party Transactions

The Company has entered into an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2009 and 2008, the Company recognized consulting expense of $118,000 and $96,000 respectively.

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options for 1,700,000 shares of common stock, tenure stock options for 5,650,000, and performance stock options if he successfully meets certain performance requirements. The term of the agreement is for four years. During 2009 and 2008, the Company recognized consulting expense of $150,000 and $150,000 respectively to Gil Burciaga. During 2009 and 2008, the Company’s board of directors authorized cash bonuses to Gil Burciaga of $150,000 and $250,000, respectively.

Note 8 — Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2009	2008

Interest	$-	-
Income tax	$-	-

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 8 — Supplemental Cash Flow Information (continued)

During the year ended December 31, 2009, the Company:

•	Recorded an impairment loss of $1,506,696 related to the expiration of an oil and gas lease.

•	Issued 297,725 shares of common stock to extinguish $23,818 in accrued interest on convertible debentures.

During the year ended December 31, 2008, the Company:

•	Recorded an impairment loss of $2,000,000 related to the expiration of oil and gas leases.

•	Recorded deferred stock compensation of $522,349 related to common stock options.

•

Issued 500,000 shares of common stock to Markus Mueller, a director of the Company, at $0.15 per share in satisfaction of amounts due for consulting services totaling an aggregate of $75,000. Fair value of shares issued was $100,000. The excess $25,000 was recorded as a Debt Conversion Expense.

•	Recorded $2,169,590 of discount on promissory notes to value the conversion options as calculated using the intrinsic value method.

•	Issued 1,913,336 shares of common stock to extinguish $287,000 in accrued interest on convertible debentures.

Note 9 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended December 31,		Cumulative
	2009	2008	Amounts

Federal tax benefit at statutory rate	$(2,875,000)	(2,120,000)	(17,265,000)
Change in valuation allowance	2,875,000	2,120,000	17,265,000
	$-	-	-

Deferred tax assets are as follows:

	2009	2008

Net operating loss carryforwards	$17,265,000	14,390,000
Valuation allowance	(17,265,000)	(14,390,000)
	$-	-

The Company has net operating loss carryforwards of approximately $53,000,000, which begin to expire in the year 2014. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 10 — Preferred Stock

The Company’s preferred stock may have such rights, preferences, and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2009.

Note 11 – Common Stock Options and Warrants

Common stock options and warrants are as follows:

			Exercise
	Number of		Price
	Options	Warrants	Per Share

Outstanding at January 1, 2008	-	7,267,650	$.30 - 1.00
Granted	11,600,000	-	.20
Outstanding at December 31, 2008	11,600,000	7,267,650	.20 - 1.00
Expired	-	(6,952,536)	.72 - 1.00
Outstanding at December 31, 2009	11,600,000	315,114	$.20 - .30

The following table summarizes information about common stock options and warrants outstanding at December 31, 2009:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

.20	11,600,000	8.6	.20	10,150,000.20
.30	315,114	1.0	.30	315,114.30
$ .20 - .30	11,915,114	8.4	$ .20 - .30	10,465,114	$ .20 - .30

Note 12 – Commitments and Contingencies

In 2008, the Company entered into a prospect participation and joint operating agreement with Elm Ridge, whereby Elm Ridge acquired a 50% interest in certain oil and gas leases. Under the agreement the Company received a payment of $7,212,800 (including a credit for the $100,000 paid as a non-refundable option) and was carried on two wells by Elm Ridge for a collective total of $2,000,000 during 2008 and 2009. See related subsequent event information in Note 15.

The Company has a royalty commitment of 25% of net revenue on certain of its oil leases.

The Harding Company (“Harding”) has filed a complaint against the Company for amounts remaining due for drilling wells in Comanche and Hamilton Counties and for the pipeline to these dry wells under a Joint Exploration Agreement.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 12 – Commitments and Contingencies (continued)

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

At December 31, 2009 and 2008, the Company had accounts payable to Harding of approximately $1,061,000 and $1,061,000, respectively.

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 14 – Impairment of Capital Assets

During 2008, the Company recorded an impairment charge of $2,000,000 which was the capitalized cost of Comanche and Hamilton County leases that expired on their own terms. During 2009, the Company recorded an impairment charge of $1,506,696 which was the capitalized cost of the Cole Lease in Val Verde County, Texas that expired on its own terms.

Note 15 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Certain debts existing as of December 31, 2009 were refinanced subsequent to December 31, 2009 (see Notes 4 and 5).

On February 26, 2010 the Company entered into a long term convertible promissory note agreement in the amount of $510,000 with Global Convertible Megatrend Ltd. The note matures on February 26, 2015 and bears interest at 8% per annum. Principal and interest are payable at maturity and the note is unsecured. Principal and interest are convertible at any time before maturity at $0.04 per share of common stock of Providence Resources. The note contains an anti-dilution feature and entitles the creditor to a 5.1% carried interest in the Carson 10-1 and Carson 12-1 wells located in Val Verde County, Texas.

On February 28, 2010, PRE extended its Carson acreage leases until February 28, 2013 in exchange for $510,000 and an additional $834,130 due on or before June 20, 2010. The extension obligates PRE to drill two additional wells on the Carson acreage. PRE can secure the leases past February 28, 2013 with continuous development of the acreage.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 15 - Subsequent Events (continued)

On March 1, 2010, PRE and Elm Ridge executed an Assignment, Bill of Sale, and Conveyance that assigned all of Elm Ridge’s right, title and interest in the Val Verde County leases to PRE, including the wells, rights, and intellectual property, subject to existing royalties, in accordance with existing agreements.

On April 5, 2010 the Company settled all claims asserted both by and against Janz made in connection with its counter claim dated November 5, 2008 in response to claims asserted by Harding in the District Court of the 160th Judicial District of Dallas County, Texas on August 27, 2008.

Note 16 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that ASC and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in ASC 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopts FAS 160. The adoption of ASU 2010-02 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In January 2010, the FASB issued ASU 2010-01, Equity (ASC 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and ASC 260, and is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidations (ASC 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (ASC 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 16 – Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (ASC 605): Multiple- Deliverable Revenue Arrangements. This update addressed accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and which will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (ASC 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to ASC 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In July 2009, the FASB ratified EITF No. 09-1, (ASC 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1 clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009, are within the scope. EITF 09-1 is effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 16 – Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (ASC 810), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under ASC 810, and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition, results of operations, or cash flows.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC 860). This statement removes the concept of a qualifying special-purpose entity and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Supplemental Oil and Gas Information – ASC 932

The following unaudited disclosures on standardized measures of discounted cash flows and changes therein relating to proved oil and gas reserves are determined in accordance with ASC 932.

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

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Supplemental Oil and Gas Information – ASC 932 (continued)

Net Proved Reserves (1, 2)

Crude oil and Natural Gas
	Natural Gas	Liquids
Net proved reserves	(millions of cubic feet)	(thousands of barrels)

December 31, 2007	-	-
Purchase of reserves in place	-	-
Productions	-	-
Adjustment for uneconomic wells	-	-

December 31, 2008 and 2009	-	-

Developed	-	-
Undeveloped	-	-

Total	-	-

(1)	Definitions:

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
December 31, 2009 and 2008

Supplemental Oil and Gas Information – ASC 932 (continued)

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
December 31, 2009 and 2008

Supplemental Oil and Gas Information – ASC 932 (continued)

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The Company has no proved reserves and no oil and gas production and therefore has not presented the Standardized Measure of Discounted Future Net Cash Flows or operating results.

Capitalized Costs

December 31, 2009	United States

Proved oil and gas properties	$-
Unproved oil and gas properties	7,940,018

Total capital costs	7,940,018
Accumulated depletion	-

Net capitalized costs	$7,940,018

Costs Incurred

Year Ended December 31, 2009	United States

Acquisitions:
Proved reserves	$-
Unproved reserves	149,661

Total acquisitions	149,661
Exploration costs	-
Development costs	1,937,199
Asset retirement obligations	-

Total costs incurred	$2,086,860

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Gilbert Burciaga	56	2007	CEO, CFO, PAO, and director
Markus Mueller	51	2003	Chairman of the board of directors
Nora Coccaro	53	1999	Director
Christian Russenberger	41	2008	Director

Gilbert Burciaga was appointed as chief executive officer, chief financial officer, principal accounting officer, and director on July 2, 2007.

Mr. Burciaga has been involved in the natural gas supply and marketing business for over 25 years. Mr. Burciaga has been a director of Miller Energy, LLC, as well as the chairman/chief executive officer of Miller’s gas marketing company, Vintage Gas Marketing, LLC. He was a founding member of Dynegy, Inc., and served as one of six senior vice-presidents involved in the company’s development, which eventually became a Fortune 500 trading company. Mr. Burciaga was also formerly the president of NGC Energy Resources (1992 to 1997), a division of Dynegy, Inc., which focused on the acquisition and operation of downstream assets.

The appointment of Mr. Burciaga to the board of directors was included in an agreement with Miller Energy, LLC, with which Mr. Burciaga is an affiliate. The agreement provides that both the Company and Miller waive any conflict of interest rights that may arise as result of the relationships between the parties.

Markus Mueller was appointed to the Company’s board of directors on May 28, 2003.

Mr. Mueller currently acts as a director of Scherrer & Partner Portfolio Management AG Zurich and of First Equity Securities AG Zurich. He has held these positions since August of 2000. Both companies are involved in asset management for private clients and the management of investment funds. Prior to Mr. Mueller’s current engagements he acted as a director of Jefferies AG Zurich (1995 to 2000) and as the managing director of Jefferies Management AG Zug (1995 to 2000). The Jefferies companies are also involved in asset management for private clients.

Nora Coccaro was appointed to the Company’s board of directors on November 16, 1999.

Ms. Coccaro was appointed as chief executive officer, chief financial officer, and principal accounting officer on November 16, 1999, and resigned from these positions on July 2, 2007, at which time she was appointed as Vice-President of Corporate Affairs.

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

Mr. Russenberger is the sole owner and director of CR Innovations Holding AG, CR Innovations AG (financial consulting), Global Project Finance AG (long term investments), and Profumeria.ch AG.  Since 2004 Mr. Russenberger has been involved in the management and direction of each of these companies. Prior to his current experience Mr. Russenberger worked with Finter Bank in Zurich, Switzerland (1993 to 2004) as a relationship manager and analyst. Before joining Finter Bank, Mr. Russenberger worked in Zurich as an analyst with Anlage-und Kreditbank AKB (1991 to 1993) and Bank Leu AG (1990 to 1991).

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are unaware persons who, during the period ended December 31, 2009, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

During the year ended December 31, 2009, the Company did not compensate it non-executive directors.

During the year ended December 31, 2008, the Company compensated its non-executive directors for services rendered by granting stock options to purchase common shares pursuant to our 2008 Stock Option Plan.

During the year ended December 31, 2009, the Company compensated one of its directors pursuant to a consulting agreement for her services as vice-president of corporate affairs.

During the year ended December 31, 2009, the Company compensated one of its directors pursuant to an employment agreement for his services as chief executive officer.

The following table provides summary information for the year 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Director’s Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Markus Mueller, chairman	-	-	-	-	-	- ***	-
Nora Coccaro	118,000*	-	-	-	-	-	118,000
Gilbert Burciaga	150,000**	-	225,327	-	-	150,000	525,327
Christian Russenberger	-	-	-	-	-	- ***	-

*      Pursuant to a consulting agreement; amount paid for Ms. Coccaro’s services as vice-president of corporate affairs.

**     Pursuant to an employment agreement; amount paid for Mr. Burciaga’s services as chief executive officer.

***     On April 30, 2009 Mr. Mueller and Mr. Russenberger entered into an agreement with the Company whereby the Company agreed to pay the directors’ legal costs related to a third-party claim against Abram Janz (see Item 3. Legal Proceedings) in exchange for 100% of the recovered damages; as of December 31, 2009, legal fees paid on the behalf of Mr. Mueller and Mr. Russenberger were in the amount of $102,960.90.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to incentivize our chief executive officer for services rendered that includes a salary, stock options awards, and at the sole discretion of the Company, an annual bonus. We utilize these forms of compensation because we feel that these compensatory elements are adequate to retain and motivate our chief executive officer. The amounts we have deemed appropriate to compensate our chief executive officer were determined in accordance with compensatory packages similar to other development stage exploration companies though we have no specific formula to determine compensation. While we have determined that our current compensatory program is appropriately suited to accomplishing our current objectives, we may in the future expand our compensation program to include additional benefits as the Company realizes those objectives.

Executive compensation paid to our chief executive officer for the year ended December 31, 2009 was $525,327 as compared to $1,234,000 for the year ended December 31, 2008. The decrease in executive compensation over the comparative periods is attributable to the decrease in bonus compensation and vested option awards. The decrease in the cash bonus awarded to our chief executive officer in 2009 can be attributed to fiscal constraints in the current annual period due to the non-productive nature of drilling activities to date and the mounting cost of professional fees. The decrease in vested stock options in 2009 can be attributed to the terms of our chief executive officer’s employment agreement that provided for stock options based on tenure in 2009 as compared to stock options based on tenure, performance, and the execution of an employment agreement. We expect future executive compensation for our chief executive officer to fluctuate from that paid within the year ended December 31, 2009 based on the results of the Company’s operations moving forward.

Compensation paid to vice-president of corporate affairs for the year ended December 31, 2009 was $118,000 as compared to $162,000 for the year ended December 31, 2008. The decrease in compensation over the comparative periods is attributed to a decrease in vested option awards mitigated by an increase in salary. Options awards were vested in our vice-president of corporate affairs for the year ended December 31, 2008 for her services rendered as a director of the Company. We expect future compensation for our vice-president of corporate affairs to remain relatively consistent with that amount paid within the year ended December 31, 2009.

Tables

The following table provides summary information for the years 2009 and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gilbert Burciaga: CEO, CFO, PAO and director	2009 2008	150,000 150,000	150,000 250,000	- -	225,327 834,000	- - -	- - -	- - -	525,327 1,234,000
Nora Coccaro: director; former CEO, CFO, and PAO*	2009 2008	118,000 96,000	- -	- -	- 66,000**	- -	- -	- -	118,000 162,000

*     Pursuant to a consulting agreement; amount paid for Ms. Coccaro’s services as vice-president of corporate affairs.

**     Options granted for services as director (please see the Directors Summary Compensation Summary table, above).

The following table provides summary information for 2009 concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Gilbert Burciaga	8,050,000	8,137,500	-	0.20	June 12, 2018	-	-	-	-
Nora Coccaro	550,000	-	-	0.20	June 12, 2018	-	-	-	-

*     As of March 31, 2010, Mr. Burciaga had an additional 275,000 unexercised options exercisable.

The Company has a consulting agreement with its executive officer, effective May 1, 2007, through April 30, 2011, for (i) an annual salary of $150,000, (ii) at the Company’s discretion, an annual bonus and (iii) performance, tenure, and incentive stock options.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 62,472,179 shares of common stock issued and outstanding as of April 14, 2010 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Gilbert Burciaga, CEO, CFO, PAO, director 5300 Bee Caves Rd Bldg 1 Suite 240 Austin, Texas 78746	Common	0 (8,325,000 options)	0%
Markus Mueller, director Bleicherweg 66, CH-8022 Zurich, Switzerland	Common	8,434,384 (700,000 options)	13.5%
Nora Coccaro, director Rio Negro 1245, Apartment 102 Postal Code 1100, Montevideo, Uruguay	Common	453,520 (550,000 options)	0.7%
Christian Russenberger*, director Meierhofrain 36, CH-8820 Wädenswil, Switzerland	Common	1,120,000 (700,000 options, 25,000,000 convertible shares, 166,543 warrants)	1.8%
Officer and directors (four) as a group	Common	10,007,904	16.0%

*     Christian Russenberger is considered the beneficial owner of (i) 1,120,000 common shares and $1,400,000 in debt convertible into 17,500,000 common shares held by Global Project Finance AG and (ii) $600,000 in debt convertible into 7,500,000 common shares and 166,543 warrants to purchase common shares held by CR Innovations AG.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting fees, bonus and option grants:

•

Gilbert Burciaga, our sole executive officer and a director, entered into an employment agreement dated effective May 1, 2007 pursuant to which he realized $150,000 in consulting fees and a bonus in the amount of $150,000 for the annual period ended December 31, 2009. Mr. Burciaga had further vested an additional 1,100,000 stock options to purchase shares of the Company’s common stock at an exercise price of $0.20 exercisable for ten years from the date of grant as of the year ended December 31, 2009.

•	Nora Coccaro, vice-president of corporate affairs and a director, pursuant to a consulting agreement dated March 16, 2000, realized $118,000 in consulting fees for the year ended December 31, 2009.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under this standard Mr. Russenberger and Mr. Mueller could each be considered independent directors. Nonetheless, due to the number of financing transactions between the Company and entities managed by either Mr. Russenberger or Mr. Mueller, we do not believe that our board of directors includes any independent directors.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2009 and 2008. The aggregate fees billed by Chisholm for the 2009 and 2008 audit of our annual financial statements and a review of our quarterly financial statements were $29,000 and $35,500, respectively.

Audit Related Fees

Chisholm billed to the Company no fees in 2009 or 2008 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm billed to the Company no fees in 2009 or 2008 for professional services rendered in connection with the preparation of our tax returns for the period.

All Other Fees

Chisholm billed to the Company no fees in 2009 or 2008 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by Chisholm, as detailed above, were pre-approved by our board of directors. Our independent auditors, Chisholm, performed all work using only their own full-time permanent employees.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-29, and are included as part of this Form 10-K:

     Financial Statements of the Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 37 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any additional financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Gilbert Burciaga By: Gilbert Burciaga Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Gilbert Burciaga Gilbert Burciaga Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2010
/s/ Markus Mueller Markus Mueller Director	April 14, 2010
/s/ Nora Coccaro Nora Coccaro Director	April 14, 2010
/s/ Christian Russenberger Christian Russenberger Director	April 14, 2010

INDEX TO EXHIBITS

Exhibit     Description

3(i)(a)*       Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).

3(i)(b & c)*       Amendments to Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).

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

3(ii)(b)*       Amended and Restated Bylaws of the Company (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006).

10(i)*     Project Participation Agreement with Elm Ridge Exploration Company, LLC, dated July 31, 2008 (filed on Form 10-Q/A with the Commission on October 20, 2008).

10 (ii)*     Extension and Amendment Re Oil and Gas Leases with I.W. Carson LLC, dated February 29, 2010 (filed on Form 8-K with the Commission on April 6, 2010).

10 (iii)*     Assignment, Bill of Sale and Conveyance with Elm Ridge dated March 1, 2010 (filed on Form 8-K with the Commission on April 6, 2010).

14*       Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form 10-QSB filed with the Commission on November 17, 2004).

21     Subsidiaries of the Company (incorporated by reference from the Form 10-K filed with the Commission on April 7, 2008).

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