Form 10-Q
period 2010-03-31
PROVIDENCE RESOURCES INC
filed 2010-05-21
CIK 1112064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-30377

PROVIDENCE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	06-1538201 (I.R.S. Employer Identification No.)

5300 Bee Caves Rd, Bldg 1, Suite 240, Austin, Texas, 78746

(Address of principal executive offices) (Zip Code)

(512) 970-2888

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at May 21, 2010, was 61,245,550.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Providence Resources, Inc., a Texas corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$1,679,396	2,088,316
Total current assets	1,679,396	2,088,316

Unproved oil and gas properties, not subject to amortization	8,470,275	7,940,018
Total assets	$10,149,671	10,028,334

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,744,023	1,304,263
Accrued expenses	1,906,257	1,687,383
Related party payables	45,540	-
Current portion of convertible debentures	3,320,000	3,320,000
Current portion of long-term convertible promissory notes	4,422,462	3,919,274
Current portion of long-term notes payable	200,000	200,000
Total current liabilities	11,638,282	10,430,920

Accrued expenses	15,764	369,111
Long-term convertible promissory notes	2,328,582	840,020
Long-term notes payable	-	500,000
Total liabilities	13,982,628	12,140,051

Commitments and contingencies

Stockholders' deficit:
Providence Resources, Inc. stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares
authorized, 62,472,179 and outstanding	6,247	6,247
Additional paid-in capital	50,841,866	50,841,866
Deferred stock compensation	(240,690)	(297,022)
Deficit accumulated during the development stage	(54,591,353)	(52,813,781)

Total Providence Resources, Inc. stockholders' deficit	(3,983,930)	(2,262,690)
Non-controlling interest	150,973	150,973

Total stockholders' deficit	(3,832,957)	(2,111,717)

Total liabilities and stockholders' deficit	$10,149,671	10,028,334

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts

Sales	$-	-	350
Cost of sales	-	-	25,427

Gross loss	-	-	(25,077)

General and administrative expenses	931,264	865,654	14,983,958

Loss from operations	(931,264)	(865,654)	(15,009,035)

Other income (expense):
Interest income	969	10,258	564,420
Interest expense	(847,277)	(759,361)	(13,812,559)
Impairment of capital assets	-	-	(22,897,522)
Debt extinguishment and conversion expense	-	-	(1,099,841)
Gain on sale of assets	-	-	1,119,109

Loss before income taxes and discontinued operations	(1,777,572)	(1,614,757)	(51,135,428)

Provision for income taxes	-	-	-

Loss from continuing operations	(1,777,572)	(1,614,757)	(51,135,428)

Loss from discontinued operations, net of tax	-	-	(3,407,279)

Net loss before cumulative effect of accounting change	(1,777,572)	(1,614,757)	(54,542,707)

Cumulative effect of accounting change, net of tax	-	-	(102,500)

Net loss	(1,777,572)	(1,614,757)	(54,645,207)

Net loss attributable to the non-controlling interest	-	-	53,854

Net loss attributable to Providence Resources, Inc.	$(1,777,572)	$(1,614,757)	$(54,591,353)

Loss per common share from continuing operations -
basic and diluted	$(0.03)	$(0.03)
Loss per common share from discontinued operations -
basic and diluted	$-	$-
Loss per common share -
basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding -
basic and diluted	62,472,179	62,174,454

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009

			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(1,777,572)	(1,614,757)	(54,591,353)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares and options issued for services	56,332	56,332	2,417,152
Shares issued for debt and accrued interest	-	-	7,308,665
Amortization of conversion rights on debt	582,530	534,307	5,683,720
Depreciation, amortization, and impairment	-	-	23,154,151
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Loss from debt extinguishments	-	-	792,456
Loss on sale of assets	-	-	(1,119,109)
Allowance for losses on receivables, net	-	-	33,123
(Increase) decrease in:
Accounts receivable and prepaid expenses	-	-	317,864
Inventory	-	-	374,515
Related party receivable	-	172,971	(172,971)
Increase in:
Accounts payable	439,760	555,751	2,341,047
Accrued expenses	264,747	225,054	2,834,006
Related party payables	45,540	33,346	145,852
Net cash used in operating activities	(388,663)	(36,996)	(7,992,586)

Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of property and equipment and intangibles	(20,257)	(1,226,790)	(12,277,093)
Proceeds from sale of assets	-	-	7,212,800
Payments received on notes receivable	-	24,377	316,877
Issuance of notes receivable	-	-	(616)
Net cash used in investing activities	(20,257)	(1,202,413)	(13,561,522)

Cash flows from financing activities:
Proceeds from debt	-	-	10,047,172
Issuance of common stock	-	-	13,347,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Payments on notes payable	-	-	(256,889)
Net cash provided by financing activities	-	-	23,233,504

Change in accumulated other comprehensive income	-	-	-
Net increase (decrease) in cash	(408,920)	(1,239,409)	1,679,396

Cash, beginning of period	2,088,316	6,392,364	-

Cash, end of period	$1,679,396	5,152,955	1,679,396

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (“Providence Resources”) and its wholly owned subsidiary PRE Exploration, LLC (“PRE”). PRE has three subsidiaries: PDX Drilling I, LLC (“PDX”) and PRT Holdings, LLC (“PRT”) are wholly owned and Comanche County Pipeline, LLC (“CCP”) is ninety percent owned. Collectively, these entities are referred to as the “Company”.

The Company was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. PRE was formed to acquire leases in Texas for oil and gas exploration and development. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. CCP was formed for constructing an oil and gas pipeline. PRT has been without operations since inception.

PRE is involved in exploration activities for the recovery of oil or natural gas products from the Ellenburger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs underlying approximately 13,341 gross acres of oil and gas leases in Val Verde County, Texas

The Company is a development stage company as defined in ASC 915.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 2 — Going Concern

As of March 31, 2010, the Company’s revenue generating activities are not in place. The Company has negative working capital, negative cash flows from operations, and has incurred losses of approximately $55,000,000 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 2 — Going Concern - continued

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

Note 3 – Oil and Gas Properties

On March 1, 2010, PRE and Elm Ridge Exploration Company LLC (“Elm Ridge”) executed an Assignment, Bill of Sale, and Conveyance that assigned all of Elm Ridge’s right, title and interest in the Val Verde County leases to PRE, including the wells, rights, and intellectual property, subject to existing royalties, in accordance with existing agreements. Previously, Elm Ridge had a 50% working interest in the Val Verde County prospect.

Note 4 – Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010, including interest at 10%, convertible at $0.08 per common share.	$1,000,000	1,000,000

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	1,400,000	1,400,000

Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	100,000	100,000

Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	600,000	600,000

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.08 per common share.	400,000	400,000

Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 4 – Long-Term Convertible Promissory Notes - continued

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010, including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010, including interest at 10%, convertible at $0.08 per common share.	1,000,000	1,000,000

Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	-	496,174

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010, including interest at 12%, convertible at $0.08 per common share.	-	423,188

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2015, including interest at 8%, convertible at $0.04 per common share, and with an anti-dilution feature.	530,847	-

Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2015, including interest at 8%, convertible at $0.04 per common share, and with an anti-dilution feature.	622,401	-

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on February 23, 2015, including interest at 8%, convertible at $0.04 per common share, and with an anti-dilution feature.	665,334	-

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., unsecured and grants a 5.1% carried interest in the Carson 10-1 and 12-1 wells, payable in full on February 26, 2015, including interest at 8%, convertible at $0.04 per common share, and with an anti-dilution feature.	510,000	-

	7,328,582	5,919,362
Less unamortized discount	(577,538)	(1,160,068)

	6,751,044	4,759,294
Less current portion	(4,422,462)	(3,919,274)

	$2,328,582	840,020

The above note payable of $1,000,000, plus accrued interest, due to Miller Energy LLC, was not paid on its maturity date and is currently in default.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 4 – Long-Term Convertible Promissory Notes (continued)

Notes identified above as being secured are collateralized by one or more of the following:

•

All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement between the Company and TRNCO Petroleum Corporation which seismic data may not be shared with any third party without the express written consent of the holder of the note.

•	Any and all proceeds arising from or attributable to the assets.

•	Oil and gas lease interests held by the Company.

•	Properties, rights, and assets of the Company.

The fair values of the conversion options on the long-term promissory notes are $577,538 and $1,160,068 at March 31, 2010 and December 31, 2009, respectively, and are calculated using the intrinsic value method and are recorded as discounts on the face values of the notes. These amounts are amortized using the straight-line method over the term of the notes. During the three months ended March 31, 2010 and 2009, the Company recorded $582,530 and $534,307 as interest expense due to amortization of the discounts.

Future maturities of these notes are as follows:

Year	Amount

2011	$4,422,462
2012	-
2013	-
2014	-
2015	2,328,582

$6,751,044

Note 5 – Related Party Payables

Related party payables consist of amounts due to directors of the Company for consulting fees and were $45,540 and $0, respectively, at March 31, 2010 and December 31, 2009.

Note 6 — Related Party Transactions

The Company has entered into an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2010 and 2009, the Company recognized consulting expense of $30,120 and $24,000 respectively.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 6 — Related Party Transactions - continued

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options for 1,700,000 shares of common stock, tenure stock options for 5,650,000 shares of common stock, and performance stock options if he successfully meets certain performance requirements. The term of the agreement is for four years and expires in April 2011. During the three months ended March 31, 2010 and 2009, the Company recognized consulting expense of $37,500 and $37,500 respectively to Gil Burciaga.

Note 7 — Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2010	2009

Interest	$-	-
Income tax	$-	-

During the three months ended March 31, 2010, the Company:

•	Extended the Carson oil and gas leases in exchange for $510,000 secured by a long-term convertible promissory note.

•	Converted accrued expenses of $399,220 into principal on several long-term convertible promissory notes.

Note 8 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain of its oil and gas leases.

The Harding Company (“Harding”) filed a complaint against the Company for amounts due for drilling certain wells and for constructing a pipeline to those wells. The Company filed a counterclaim against Harding and an original claim against Abram Janz (“Janz”) that sought damages for fraud, negligent misrepresentation, breach of contract, and breach of fiduciary duty arising out of the drilling and development venture. The Company believes that it will be successful in its defense of the Harding claims and in pursuing its counterclaim against Harding and Janz. See Note 9 for information on a subsequent settlement with Janz.

At March 31, 2010 and December 31, 2009, the Company had accounts payable to Harding of approximately $1,061,000 and $1,061,000, respectively.

On February 29, 2010, PRE extended its Carson acreage leases until February 29, 2013 in exchange for $510,000 and an additional $834,130 due on or before June 20, 2010. The extension obligates PRE to drill two additional wells on the Carson acreage. PRE can secure the leases past February 29, 2013 with continuous development of the acreage.
Note 9 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the event noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On April 5, 2010, the Company settled all claims asserted both by and against Janz. The settlement included the return of 1, shares of the Company’s common stock from Janz; which shares have since been cancelled and returned to the Company’s authorized share capital.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 10 – Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after
December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 10 – Recent Accounting Pronouncements- continued

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2010.

During the period ended March 31, 2010 the Company was involved in (i) evaluating its exploration and development program, (ii) extending its leases in Val Verde County, (iii) a lawsuit, and (iii) satisfying continuous public disclosure requirements.

The Company intends to complete its Carson 10-1 and Carson 12-1 wells in Val Verde County, Texas, over the next twelve months and may test the Strawn formation. Development of the Val Verde County leases going forward will be dependent on the Carson completion results.

Our business is prone to significant risks and uncertainties that can have an immediate impact on efforts to generate a positive cash flow. Since we have no assurance that future expectations of natural gas production will be realized, or that revenue realized from such anticipated production will be sufficient to support our continued operation, we may well have to rely on debt or equity financing to remain in business though we have no commitments for additional debt or equity financing at this time.

Results of Operations

Net Income/Losses

For the period from inception until March 31, 2010, the Company incurred net losses of $54,591,353. Net losses for the three months ended March 31, 2010, were $1,777,572 as compared to $1,614,757 for the three months ended March 31, 2009. The increase in net losses can be attributed to an increase in general and administrative expenses as well as increases in interest expenses over the comparative periods.

We will likely continue to operate at a loss through fiscal 2010 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenues from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010, were $931,264 as compared to $865,654 for the three months ended March 31, 2009. The increase in general and administrative expenses over the periods can be primarily attributed to higher professional fees associated with ongoing legal proceedings. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that overall general and administrative expenses will decrease in the near term as professional fees associated with legal proceedings are expected to decrease with their anticipated conclusion.

Other Income (Expense)

Interest income for the three months ended March 31, 2010, decreased to $969 from $10,258 for the three months ended March 31, 2009.

Interest expense for the three months ended March 31, 2010, increased to $847,277 from $759,361 for the three months ended March 31, 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation did have an effect on operations in 2008 and 2007 due to an expansion of oil and gas exploration in line with a relatively steady increase in energy prices. Energy prices have since decreased and the impact of inflation on our operations has decreased. Although energy prices have rebounded from lows realized in 2009 and interest in exploration is on the rise, we believe that we can offset any inflationary pressure on our activities by improving operating efficiencies.

Capital Expenditures

The Company has spent significant amounts of capital for the period from February 17, 1993 (inception) to March 31, 2010, on unproved oil and gas properties, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

At March 31, 2010, the Company had a working capital deficit of $9,958,886. We had current assets of $1,679,396 consisting of cash on hand. The Company had total assets of $10,149,671 as of March 31, 2010, that consisted of current assets and undeveloped oil and gas leases in Val Verde County, Texas.

At March 31, 2010, the Company had current liabilities of $11,638,282, consisting of accounts payable of $1,744,023, accrued expenses of $1,906,257, related party payables of $45,540, the current portion of convertible debentures of $3,320,000, the current portion of long-term convertible promissory notes of $4,422,462, and the current portion of long-term notes payable of $200,000. The Company had total liabilities of $13,982,628 as of March 31, 2010. Total stockholders’ deficit was $3,832,957 as of March 31, 2010.

For the period from inception until March 31, 2010, the Company’s cash flow used in operating activities was $7,992,586. Cash flow used in operating activities for the three months ended March 31, 2010, was $388,663 compared to $36,996 for the three months ended March 31, 2009. Cash flow used in operating activities during the current period is due to net losses offset primarily by an amortization of conversion rights on debt and increases in accounts payable and accrued expenses.

The Company has no depreciation, amortization, and impairment for the three months ended March 31, 2010 and 2009.

For the period from inception until March 31, 2010, the Company’s cash flow used in investing activities was $13,561,522. Cash flow used in investing activities for the three months ended March 31, 2010, was $20,257 compared to $1,202,413 for the three months ended March 31, 2009. Cash flow used in investing activities in the current period is the result of the acquisition of property and equipment.

For the period from inception until March 31, 2010, the Company’s cash flow provided by financing activities was $23,233,504. Cash flow provided by financing activities for each of the three month periods ending March 31, 2010 and 2009 was $0 though the Company did execute a convertible promissory note for $510,000 that grants a 5.1% carried interest in the Carson 10-1 and 12-1 wells, is payable in full on February 26, 2015, with interest at 8%, that is convertible at $0.04 per common share. The note is unsecured and carries an anti-dilution feature. The proceeds of this note were used to make the initial payment on the extension of the Val Verde County leases.

Our current assets are insufficient to conduct planed exploration and development activities over the next twelve (12) months. We will first have to seek an additional $2,000,000 in debt or equity financing to fund these activities and meet current obligations. We have no commitments or arrangements with respect to funding, though our shareholders are the most likely source of loans or equity placements. Our inability to obtain funding would have a material adverse affect on our business.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have material commitments for future capital expenditures related to the exploration of our Val Verde County leases which require that the Company drill two additional wells on or before February 28, 2013.

We have no defined benefit plan though the Company does have contractual commitments with our sole executive officer and a vice-president in addition to a stock based compensation plan.

We have no current plans for the purchase or sale of any plant or equipment.

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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue generating activities, and an accumulated deficit of $54,591,353 as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address the Company’s ability to continue as a going concern, include the completion of private equity or debt offerings, the development of natural gas exploration activities to commercial production, and the conversion of outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, we would then have sufficient funds to execute our intended business plan or generate positive operating results.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Discussion and Analysis,” with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	uncertainties related to oil and gas exploration and development;

•	our ability to generate revenues through oil and gas production to fund future operations;

•	movement in energy prices;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	the volatility of the stock market; and

•	general economic conditions.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2009 and 2008 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 10 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 5, 2010, the Company settled all claims asserted both by and against Janz. The settlement included the return of 1, shares of the Company’s common stock from Janz which shares have since been cancelled and returned to authorized share capital.

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

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses. We will continue to incur operating losses until such time as we begin producing oil and gas revenue, which may or may not eventuate. Should the Company fail to produce oil and gas revenue it may continue to operate at a loss.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended December 31, 2009 and 2008 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $52,813,781 as of December 31, 2009 which had increased to $54,591,353 as of March 31, 2010. Unless we are able to overcome our dependence on successive financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

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

The Company has not, to date, generated revenue from operations and may not generate revenue over the next twelve months. Should the Company be unable to realize revenue over the next twelve months, it will be forced to continue to raise capital to remain in operation. We have no commitments for the provision of additional capital and can offer no assurance that such capital will be available as necessary.

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

The Company will require additional funds, either through equity offerings, debt placements or joint ventures to develop our operations. Such additional capital will result in dilution to our current shareholders. Our ability to meet long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet financial commitments.

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

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to have a material adverse effect on our results of operations and financial condition.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

On April 29, 2010, the Company failed to meet the terms and conditions of a convertible promissory note on maturity in the amount of $1,000,000, plus accrued interest payable to Miller Energy LLC.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Gilbert Burciaga By: Gilbert Burciaga Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	May 21, 2010

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

21     Subsidiaries of the Company (attached).

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