Form 10-Q
period 2010-06-30
PROVIDENCE RESOURCES INC
filed 2010-08-16
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010.

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

.

Commission file number: 000-30377

PROVIDENCE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Texas	06-1538201
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 N. Capital of Texas Highway, Building 3, Suite 100, Austin, Texas 78746
(Address of principal executive offices) (Zip Code)

(512) 970-2888
(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesþ Noo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noþ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer o Accelerated filer o Non-accelerated filer o Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Noþ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at August 16, 2010, was 61,245,550.

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

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,145,563	2,088,316
Total current assets	1,145,563	2,088,316
Unproved oil and gas properties, not subject to amortization	9,312,905	7,940,018
Total assets	$10,458,468	10,028,334

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$372,211	1,304,263
Accrued expenses	2,145,639	1,687,383
Related party payables	36,700	-
Current portion of convertible debentures	3,320,000	3,320,000
Current portion of long-term convertible promissory notes	4,819,798	3,919,274
Current portion of long-term notes payable	200,000	200,000
Total current liabilities	10,894,348	10,430,920

Accrued expenses	64,493	369,111
Long-term convertible promissory notes	3,162,712	840,020
Long-term notes payable	-	500,000
Total liabilities	14,121,553	12,140,051

Commitments and contingencies
Stockholders' deficit:
Providence Resources, Inc. stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares
authorized, 61,245,550 and 62,472,179 shares issued
and outstanding, respectively	6,125	6,247
Additional paid-in capital	50,741,988	50,841,866
Deferred stock compensation	(184,358)	(297,022)
Deficit accumulated during the development stage	(54,377,813)	(52,813,781)
Total Providence Resources, Inc. stockholders' deficit	(3,814,058)	(2,262,690)
Non-controlling interest	150,973	150,973
Total stockholders' deficit	(3,663,085)	(2,111,717)
Total liabilities and stockholders' deficit	$10,458,468	10,028,334

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,		Cumulative
	2010	2009	2010	2009	Amounts
Sales	$-	$-	$-	$-	350
Cost of sales	-	-	-	-	25,427
Gross loss	-	-	-	-	(25,077)
General and administrative expenses	161,777	815,691	1,093,041	1,681,345	15,145,735
Loss from operations	(161,777)	(815,691)	(1,093,041)	(1,681,345)	(15,170,812)
Other income (expense):
Interest income	-	3,730	969	13,988	564,420
Interest expense	(685,446)	(773,073)	(1,532,723)	(1,532,434)	(14,498,005)
Impairment of capital assets	-	-	-	-	(22,897,522)
Debt extinguishment and conversion income (expense)	1,060,763	-	1,060,763	-	(39,078)
Gain on sale of assets	-	-	-	-	1,119,109
Income (loss) before income taxes and discontinued
operations	213,540	(1,585,034)	(1,564,032)	(3,199,791)	(50,921,888)
Provision for income taxes	-	-	-	-	-
Income (loss) from continuing operations	213,540	(1,585,034)	(1,564,032)	(3,199,791)	(50,921,888)
Loss from discontinued operations, net of tax	-	-	-	-	(3,407,279)
Net income (loss) before cumulative effect of accounting
change	213,540	(1,585,034)	(1,564,032)	(3,199,791)	(54,329,167)
Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)
Net income (loss)	213,540	(1,585,034)	(1,564,032)	(3,199,791)	(54,431,667)
Net loss attributable to the non-controlling interest	-	-	-	-	53,854
Net income (loss) attributable to Providence Resources, Inc.	$213,540	$(1,585,034)	$(1,564,032)	$(3,199,791)	(54,377,813)
Income (loss) per common share from continuing operations -
basic and diluted	$0.00	$(0.03)	$(0.03)	$(0.05)
Income (loss) per common share from discontinued operations -
basic and diluted	$-	$-	$-	$-
Income (loss) per common share -
basic and diluted	$0.00	$(0.03)	$(0.03)	$(0.05)
Weighted average common shares outstanding -
basic and diluted	61,312,947	62,174,454	61,889,361	62,174,454
The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(1,564,032)	(3,199,791)	(54,377,813)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares and options issued for services	112,664	112,664	2,473,484
Shares issued for debt and accrued interest	-	-	7,308,665
Amortization of conversion rights on debt	979,866	1,074,551	6,081,056
Depreciation, amortization, and impairment	-	-	23,154,151
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Loss from debt extinguishments	-	-	792,456
Loss on sale of assets	-	-	(1,119,109)
Allowance for losses on receivables, net	-	33,123	33,123
(Increase) decrease in:
Accounts receivable and prepaid expenses	-	-	317,864
Inventory	-	-	374,515
Related party receivable	-	172,971	(172,971)
Increase (decrease) in:
Accounts payable	(932,052)	378,597	969,235
Accrued expenses	552,858	457,883	3,112,117
Related party payables	36,700	21,500	137,012
Net cash used in operating activities	(813,996)	(948,502)	(8,417,919)
Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of property and equipment and intangibles	(28,757)	(2,285,837)	(12,285,593)
Proceeds from sale of assets	-	-	7,212,800
Payments received on notes receivable	-	24,377	316,877
Issuance of notes receivable	-	-	(616)
Net cash used in investing activities	(28,757)	(2,261,460)	(13,570,022)
Cash flows from financing activities:
Proceeds from debt	-	-	10,047,172
Issuance (purchase) of common stock	(100,000)	-	13,247,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Payments on notes payable	-	-	(256,889)
Net cash (used in) provided by financing activities	(100,000)	-	23,133,504
Net increase (decrease) in cash	(942,753)	(3,209,962)	1,145,563
Cash, beginning of period	2,088,316	6,392,364	-
Cash, end of period	$1,145,563	3,182,402	1,145,563

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC. (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (Providence Resources) and its wholly owned subsidiary PRE Exploration, LLC (PRE). PRE has three subsidiaries: PDX Drilling I, LLC (PDX) and PRT Holdings, LLC (PRT) which entities are wholly owned and Comanche County Pipeline, LLC (CCP) with entity is is ninety percent owned. Collectively, these entities are referred to as the Company.

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

PRE is involved in exploration activities for the recovery of oil or natural gas products from the Ellenburger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs underlying approximately 13,341 gross acres of oil and gas leases in Val Verde County, Texas.

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

PROVIDENCE RESOURCES INC. (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 2 — Going Concern

As of June 30, 2010, the Company’s revenue generating activities have not generated sufficient funds for profitable operations, and the Company has negative working capital, negative cash flows from operations, and has incurred losses of approximately $54,000,000 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Accounts Payable Discharge

On June 7, 2010, the Company settled all claims assert both by and against Harding. The settlement included the discharge of accounts payable of $1,060,763 due to Harding and has been recognized in the statement of operations as debt extinguishment income.

Note 4 – Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consist of:

	June 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
Convertible Promissory Note Payable – Global Project Finance
AG, secured, due on demand including interest at 15%.	$1,000,000	1,000,000

Convertible Promissory Note Payable – Global Convertible
Megatrend Ltd., secured, payable in full on August 8, 2010,
including interest at 10%, convertible at $0.08 per common share.	1,400,000	1,400,000

Convertible Promissory Note Payable – Golden Beach Company
Ltd., secured, payable in full on August 8, 2010, including
interest at 10%, convertible at $0.08 per common share.	100,000	100,000

Convertible Promissory Note Payable – CR Innovations AG,
secured, payable in full on August 8, 2010, including interest at
10%, convertible at $0.08 per common share.	600,000	600,000

Convertible Promissory Note Payable – Global Project Finance
AG, secured, payable in full on August 8, 2010, including interest
at 10%, convertible at $0.08 per common share.	400,000	400,000

Convertible Promissory Note Payable – Global Undervalued
Investment Ltd., secured, payable in full on August 15, 2010,
including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

PROVIDENCE RESOURCES INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 4 – Long-Term Convertible Promissory Notes (continued)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Convertible Promissory Note Payable – FE Global Leveraged
Investment Ltd., secured, payable in full on August 15, 2010,
including interest at 10%, convertible at $0.08 per common share.	250,000	250,000

Convertible Promissory Note Payable – Miller Energy LLC,
secured, due on demand including interest at 15%.	1,000,000	1,000,000

Convertible Promissory Note Payable – FAGEB AG, secured,
payable in full on March 4, 2010, including interest at 12%,
convertible at $0.08 per common share.	-	496,174

Convertible Promissory Note Payable – Global Convertible
Megatrend Ltd., secured, payable in full on March 4, 2010,
including interest at 12%, convertible at $0.08 per common share.	-	423,188

Convertible Promissory Note Payable – Global Convertible
Megatrend Ltd., secured, payable in full on March 4, 2015,
including interest at 8%, convertible at $0.04 per common share,
and with an anti-dilution feature.	530,847	-

Convertible Promissory Note Payable – FAGEB AG, secured,
payable in full on March 4, 2015, including interest at 8%,
convertible at $0.04 per common share, and with an anti-dilution
feature.	622,401	-

Convertible Promissory Note Payable – Global Convertible
Megatrend Ltd., secured, payable in full on February 23, 2015, including interest at 8%, convertible at $0.04 per common share,
and with an anti-dilution feature.	665,334	-

Convertible Promissory Note Payable – Global Convertible
Megatrend Ltd., unsecured and grants a 5.1% carried interest in the Carson 10-1 and 12-1 wells, payable in full on February 26,
2015, including interest at 8%, convertible at $0.04 per common
share, and with an anti-dilution feature.	510,000	-

Convertible Promissory Note Payable – Global Convertible
Megatrend Ltd., secured and grants a 8.34% carried interest in the
Carson 10-1 and 12-1 wells, payable in full on June 25, 2015, including interest at 10%, convertible at $0.04 per common share,
and with an anti-dilution feature.	834,130	-
	8,162,712	5,919,362
Less unamortized discount	(180,202)	(1,160,068)
	7,982,510	4,759,294
Less current portion	(4,819,798)	(3,919,274)

	$3,162,712	840,020

PROVIDENCE RESOURCES INC. (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 4 – Long-Term Convertible Promissory Notes (continued)

Two of the above note payables, each for $1,000,000, plus accrued interest, due to Global Project Finance AG and Miller Energy LLC, were not paid on their maturity dates and are currently in default.

Notes identified above as being secured are collateralized by one or more of the following:

  All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement between the Company and TRNCO Petroleum Corporation which seismic data may not be shared with any third party without the express written consent of the holder of the note.
  Any and all proceeds arising from or attributable to the assets.
  Oil and gas lease interests held by the Company.
  Properties, rights, and assets of the Company.

The fair values of the conversion options on the long-term promissory notes are $180,202 and $1,160,068 at June 30, 2010 and December 31, 2009, respectively, and are calculated using the intrinsic value method and are recorded as discounts on the face values of the notes. These amounts are amortized using the straight-line method over the term of the notes. During the six months ended June 30, 2010 and 2009, the Company recorded $979,866 and $1,074,551 as interest expense due to amortization of the discounts.

Future maturities of these notes are as follows:

Year	Amount

2011	$4,819,798
2012	-
2013	-
2014	-
2015	3,162,712
$7,982,510

Note 5 – Related Party Payables

Related party payables consist of amounts due to directors of the Company for consulting fees and were $36,700 and $0, respectively, at June 30, 2010 and December 31, 2009.

Note 6 — Related Party Transactions

The Company has entered into an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2010 and 2009, the Company recognized consulting expense of $60,240 and $54,000 respectively.

PROVIDENCE RESOURCES INC. (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 6 — Related Party Transactions (continued)

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options for 1,700,000 shares of common stock, tenure stock options for 5,650,000 shares of common stock, and performance stock options if he successfully meets certain performance requirements. The term of the agreement is for four years and expires in April 2011. During the six months ended June 30, 2010 and 2009, the Company recognized consulting expense of $75,000 and $75,000 respectively to Gil Burciaga.

Note 7 — Stock Cancellation

On April 5, 2010, the Company settled all claims asserted both by and against Janz. The settlement included a payment of $100,000 to Janz and the return of 1,226,629 shares of the Company’s common stock from Janz; which shares have since been cancelled and returned to the Company’s authorized share capital.

Note 8 — Supplemental Cash Flow Information
Actual amounts paid for interest and income taxes are as follows:
	2010	2009
Interest	$-	-
Income tax	$-	-
During the six months ended June 30, 2010, the Company:

  Extended the Carson oil and gas leases in exchange for two long-term convertible promissory notes, totaling $1,344,130.
  Converted accrued interest expenses of $399,220 into principal on two long-term convertible promissory notes and one long-term note payable.
  Recognized debt extinguishment income of $1,060,763 related to the discharge of certain accounts payable (see Note 3).

Note 9 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain of its oil and gas leases.

During 2010, PRE extended its Carson acreage leases until February 29, 2013 in exchange for $1,344,000. The extension obligates PRE to drill two additional wells on the Carson acreage. PRE can secure the leases past February 29, 2013 with continuous development of the acreage.

PROVIDENCE RESOURCES INC. (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 10 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the matter discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In July 2010, the Company scheduled a stockholders’ meeting for August 31, 2010 to consider and vote on a proposal to effect a 6 for 1 reverse stock split of the Company’s common stock.

In August 2010, five long-term convertible promissory notes with collective principal amounts of $3,000,000 matured, and were not paid by the Company, and are currently in default.

Note 11 – Recent Accounting Pronouncements

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

June 30, 2010

Note 11 – Recent Accounting Pronouncements (continued)

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
CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2010.

During the six month period ended June 30, 2010 the Company was involved in (i) evaluating its exploration and development program, (ii) extending its leases in Val Verde County, (iii) settling a lawsuit, (iv) investigating additional sources of financing, (v) determining to present a corporate restructure of the Company’s shareholders for consideration and (v) satisfying continuous public disclosure requirements.

The Company intends to complete its Carson 10-1 and Carson 12-1 wells in Val Verde County, Texas, over the next twelve months and may test the Strawn formation. Efforts to complete the wells and test the Strawn formation have been delayed pending the receipt of financing commitments. Development of the Val Verde County leases going forward will be dependent on the Carson completion results.

Our business is prone to significant risks and uncertainties that can have an immediate impact on efforts to generate a positive cash flow. Since we have no assurance that future expectations of natural gas production will be realized, or that revenue realized from such anticipated production will be sufficient to support our continued operation, we will continue to rely on debt or equity financing over the near term to remain in business. We have no commitments for additional debt or equity financing at this time though management is diligently investigating sources for such financing.

Results of Operations

Net Income/Losses

For the period from inception until June 30, 2010, the Company incurred net losses of $54,377,813. Net income for the three months ended June 30, 2010, was $213,540 as compared to net losses of $1,585,034 for the three months ended June 30, 2009. Net losses for the six months ended June 30, 2010 were $1,564,032 as compared to net losses of $3,199,791 for the six months ended June 30, 2009. The transition to net income in the three months ended June 30, 2010 from net losses in the comparable three month period can be attributed to the extinguishment of debt owed to the Harding Company and a comparative decrease in general and administrative expenses. Likewise, the decrease in net losses in the six months ended June 30, 2010 from net losses in the comparable six month period can be attributed primarily to the conversion income generated by the extinguishment of debt in the current six month period and the comparative decrease in general and administrative expenses in the current six month period.

We will likely operate at a loss through fiscal 2010 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 were $161,777 as compared to $815,691 for the three months ended June 30, 2009. General and administrative expenses for the six months ended June 30, 2010 were $1,093,041 as compared to $1,681,345 for the six months ended June 30, 2009. The decrease in general and administrative expenses over the comparable three and six month periods can be primarily attributed to lower professional fees associated with concluded legal proceedings. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, professional fees and costs associated with the preparation of disclosure documentation.

We expect that general and administrative expenses will continue to decrease in the near term as the Company is no longer incurring professional fees associated with legal proceedings.

Other Income (Expense)

Interest income for the three months ended June 30, 2010 decreased to $0 from $3,730 for the three months ended June 30, 2009. Interest income for the six months ended June 30, 2010 decreased to $969 from $13,988 for the six months ended June 30, 2009.

Interest expense for the three months ended June 30, 2010, decreased to $685,446 from $773,073 for the three months ended June 30, 2009. Interest expense for the six months ended June 30, 2010 increased to $1,532,723 from $1,532,434 for the six months ended June 30, 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations in 2010 and 2009 though inflation did impact our results in 2008 due to the expansion of domestic oil and gas exploration activities.

Capital Expenditures

The Company has spent significant amounts of capital for the period from February 17, 1993 (inception) to June 30, 2010, on unproved oil and gas properties, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had a working capital deficit of $9,748,785 at June 30, 2010. Current assets were $1,145,563 in cash and total assets were $10,458,468 in current assets and undeveloped oil and gas leases in Val Verde County, Texas. Current liabilities were $10,894,348, including accounts payable of $372,211, accrued expenses of $2,145,639, related party payables of $36,700, the current portion of convertible debentures of $3,320,000, the current portion of long-term convertible promissory notes of $4,819,798 and the current portion of long-term notes payable of $200,000 and total liabilities of $14,121,553 including current liabilities, accrued expenses, convertible promissory notes and promissory notes. Total stockholders’ deficit was $3,663,085 as of June 30, 2010.

For the period from inception until June 30, 2010, the Company’s cash flow used in operating activities was $8,417,919. Cash flow used in operating activities for the six months ended June 30, 2010, was $813,996 compared to $948,502 for the six months ended June 30, 2009. The decrease in cash flow used in operating activities during the current period is primarily due to the decrease in net losses and accounts payable.

The Company had no depreciation, amortization, or impairment for the six months ended June 30, 2010 and 2009.

For the period from inception until June 30, 2010, the Company’s cash flow used in investing activities was $13,570,022. Cash flow used in investing activities for the six months ended June 30, 2010 was $28,757 compared to $2,261,460 for the six months ended June 30, 2009. Cash flow used in investing activities in the current period is the result of improvements to oil and gas properties.

For the period from inception until June 30, 2010, the Company’s cash flow provided by financing activities was $23,133,504. Cash flow used in financing activities for the six months ended June 30, 2010 was $100,000 compared to $0 for the six months ended June 30, 2009. Cash flow used in financing activities was spent on the purchase of certain outstanding shares of the Company’s common stock pursuant to the terms and conditions of a legal settlement agreement.

Our current assets are insufficient to conduct planed exploration and development activities over the next twelve (12) months. We will first have to seek an additional $4,000,000 in debt or equity financing to fund these activities and meet minimum current obligations. We have no commitments or arrangements with respect to financing, though our shareholders are the most likely source of loans or equity placements. Our inability to obtain financing would have a material adverse affect on our business.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have material commitments to the owners of the Val Verde County leases for future capital expenditures related to exploration activities which require us to drill two additional wells on or before February 28, 2013. The material commitment is approximately $4,000,000.

We have no defined benefit plan though we do have contractual commitments with our sole executive officer and a vice-president in addition to a stock based compensation plan.

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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue generating activities, and an accumulated deficit of $52,813,781 as of December 31, 2009. Management’s plan to address the Company’s ability to continue as a going concern includes the completion of private equity or debt offerings, the development of natural gas exploration activities to commercial production, and the conversion of outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, we would then have sufficient funds to execute our intended business plan or generate positive operating results.

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

  our anticipated financial performance;
  uncertainties related to oil and gas exploration and development;
  our ability to generate revenues through oil and gas production to fund future operations;
  movement in energy prices;
  our ability to raise additional capital to fund cash requirements for future operations;
  the volatility of the stock market; and
  general economic conditions.

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

Recent Accounting Pronouncements

Please see Note 11 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 5, 2010, the Company settled all claims asserted both by and against Janz. The settlement included the return of 1,226,629 shares of the Company’s common stock from Janz which shares have since been cancelled and returned to authorized share capital.

On June 7, 2010, the Company settled all claims asserted both by and against Harding. The settlement included the extinguishment of debt allegedly owed to Harding.

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

The Company’s audits for the periods ended December 31, 2009 and 2008 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $52,813,781 as of December 31, 2009 which had increased to $54,377,813 as of June 30, 2010. Unless we are able to overcome our dependence on successive financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

The Company has a limited operating history as an oil and gas exploration company and is yet to produce oil or gas.

The Company initiated oil and gas exploration activities during the fourth quarter of 2005. Since that time we are yet to recover commercial quantities of oil or gas. Our limited operating history combined with our failure to produce revenue indicates an inadequate record from which to base future projections of success.

The Company cannot represent that it will be successful in continuing operations.

The Company has not, to date, generated revenue from operations and may not generate revenue over the next twelve months. Should the Company be unable to realize revenue over the next twelve months, it will be forced to continue to raise capital to remain in operation. We have no commitments for the provision of additional capital and can offer no assurance that such capital will be available.

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

  unexpected drilling conditions;
  title problems;
  pressure or irregularities in formations;
  equipment failures or accidents;
  adverse weather conditions;
  compliance with environmental and other governmental requirements; and
  cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

  encountering well blowouts;
  cratering and explosions;
  pipe failure;
  fires;
  formations with abnormal pressures resulting in uncontrollable flows of oil and natural gas;
  brine or well fluids; and
  release of contaminants into the environment and other environmental hazards and risks.

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

  the level of consumer demand;
  the domestic supply;
  domestic governmental regulations and taxes;
  the price and availability of alternative fuel sources;
  weather conditions; and
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

The market for the Company’s common stock is limited.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to the limitations of our market and volatility in the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

The market price for our common stock is volatile.

The market price for our common stock is volatile and can fluctuate widely in response to various factors, many of which are beyond the Company’s control, including the following:

  the acceptance of services offered by the Company or its competitors;
  additions or departures of key personnel;
  the Company’s ability to execute its business plan;
  operating results that fall below expectations;
  loss of strategic relationships;
  industry developments;
  economic and other external factors; and
  period-to-period fluctuations in the Company’s financial results.

Furthermore, the securities markets in general have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company. These overall market fluctuations could also adversely affect the market price for our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses will continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses and made some activities more time-consuming and costly than previously, which expenses continue to negatively impact our financial performance.

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

Our shareholders may face significant restrictions on their stock.

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

On April 29, 2010, the Company failed to meet the terms and conditions of a convertible promissory note on maturity in the amount of $1,000,000, plus accrued interest payable to Miller Energy LLC.

On May 31, 2010, the Company failed to meet the terms and conditions of a convertible promissory note on maturity in the amount of $1,000,000, plus accrued interest payable to Global Project Finance AG.

ITEM 4.

(REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.

OTHER INFORMATION

We intend to hold a Special Meeting of Stockholders (the “Special Meeting”) at 10:00 a.m., Central Time, on Tuesday the 31st of August, 2010 at our executive offices located at 500 N. Capital of Texas Highway, Building 3, Suite 100, Austin Texas, 78746 to vote on a proposal to effect a reverse stock split to consolidate our issued and outstanding share capital on the basis of one (1) new share of common stock for six (6) old shares of common stock (6:1) without changing its authorized share capital. Information regarding the reverse stock split is set forth in the proxy statement mailed to all shareholders as of the close of business on July 14, 2010, being the record date for determining stockholders entitled to notice of and to vote at the Special Meeting.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providence Resources, Inc. /s/ Gilbert Burciaga By: Gilbert Burciaga Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	Date August 16, 2010

EXHIBITS
Exhibit		Description
3(i)	(a)*	Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the
Commission on April 17, 2000).
3(i)	(b & c)*	Amendments to Articles of Incorporation (incorporated by reference from the Form 10-
SB filed with the Commission on April 17, 2000).
3(i)	(d)*	Amended and Restated Articles of Incorporation (incorporated by reference from the
Form 10-SB filed with the Commission on April 17, 2000).
3(i)	(e)*	Articles of Amendment to the Amended and Restated Articles of Incorporation
(incorporated by reference from the Form 10-QSB filed with the Commission on
November 17, 2003).
3(i)	(f)*	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).
3(i)	(g)*	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on August 14, 2007).
3(ii)	(a)*	Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the
Commission on April 17, 2000).
3(ii)	(b)*	Amended and Restated Bylaws of the Company (incorporated by reference from the
Form 8-K filed with the Commission on October 26, 2006).
10	(i)*	Project Participation Agreement with Elm Ridge Exploration Company, LLC, dated July
31, 2008 (filed on Form 10-Q/A with the Commission on October 20, 2008).
10	(ii)*	Extension and Amendment Re Oil and Gas Leases with I.W. Carson LLC, dated February
29, 2010 (filed on Form 8-K with the Commission on April 6, 2010).
10	(iii)*	Assignment, Bill of Sale and Conveyance with Elm Ridge dated March 1, 2010 (filed on
Form 8-K with the Commission on April 6, 2010).
14	*	Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the form
10-QSB filed with the Commission on November 17, 2004).

21	Subsidiaries of the Company (attached).
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule
	13a-14	of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to
	Section	302 of the Sarbanes-Oxley Act of 2002 (attached).
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(attached).
	*	Incorporated by reference to previous filings of the Company.