Form 10-Q
period 2010-09-30
PROVIDENCE RESOURCES INC
filed 2010-11-22
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock, $0.0001 par value (the only class of voting stock), at November 17, 2010, was 10,207,592.

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

3

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$44,728	1,088,316
Total current assets	44,728	1,088,316
Restricted cash	1,000,000	1,000,000
Unproved oil and gas properties, not subject to amortization	9,312,905	7,940,018
Total assets	$10,357,633	10,028,334

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$380,583	1,304,263
Accrued expenses	483,893	1,687,383
Related party payables	42,700	-
Convertible debentures	3,320,000	3,320,000
Current portion of long-term convertible promissory notes	-	3,919,274
Current portion of long-term notes payable	-	200,000
Total current liabilities	4,227,176	10,430,920
Accrued expenses	292,478	369,111
Long-term convertible promissory notes	10,083,512	840,020
Long-term notes payable	-	500,000
Total liabilities	14,603,166	12,140,051
Commitments and contingencies
Stockholders' deficit:
Providence Resources, Inc. stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares
authorized, 10,207,592 and 10,412,030 shares issued
and outstanding, respectively	1,021	1,041
Additional paid-in capital	50,747,092	50,847,072
Deferred stock compensation	(128,027)	(297,022)
Deficit accumulated during the development stage	(55,016,592)	(52,813,781)
Total Providence Resources, Inc. stockholders' deficit	(4,396,506)	(2,262,690)
Non-controlling interest	150,973	150,973
Total stockholders' deficit	(4,245,533)	(2,111,717)
Total liabilities and stockholders' deficit	$10,357,633	10,028,334

The accompanying notes are an integral part of these interim financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended		Nine months ended
	September 30,		September 30,		Cumulative
	2010	2009	2010	2009	Amounts
Sales	$-	$-	$-	$-	$350
Cost of sales	-	-	-	-	25,427
Gross loss	-	-	-	-	(25,077)
General and administrative expenses	171,537	421,541	1,264,578	2,102,887	15,317,272
Loss from operations	(171,537)	(421,541)	(1,264,578)	(2,102,887)	(15,342,349)
Other income (expense):
Interest income	-	-	969	13,988	564,420
Interest expense	(467,242)	(779,601)	(1,999,965)	(2,312,035)	(14,965,247)
Impairment of capital assets	-	(1,408,107)	-	(1,408,107)	(22,897,522)
Debt extinguishment and conversion income (expense)	-	-	1,060,763	-	(39,078)
Gain on sale of assets	-	-	-	-	1,119,109
Loss before income taxes and discontinued operations	(638,779)	(2,609,249)	(2,202,811)	(5,809,040)	(51,560,667)
Provision for income taxes	-	-	-	-	-
Loss from continuing operations	(638,779)	(2,609,249)	(2,202,811)	(5,809,040)	(51,560,667)
Loss from discontinued operations, net of tax	-	-	-	-	(3,407,279)
Net loss before cumulative effect of accounting change	(638,779)	(2,609,249)	(2,202,811)	(5,809,040)	(54,967,946)
Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)
Net loss	(638,779)	(2,609,249)	(2,202,811)	(5,809,040)	(55,070,446)
Net loss attributable to the non-controlling interest	-	-	-	-	53,854
Net loss attributable to Providence Resources, Inc.	$(638,779)	$(2,609,249)	$(2,202,811)	$(5,809,040)	$(55,016,592)
Loss per common share from continuing operations -
basic and diluted	$(0.06)	$(0.04)	$(0.21)	$(0.09)
Loss per common share from discontinued operations -
basic and diluted	$-	$-	$-	$-
Loss per common share -
basic and diluted	$(0.06)	$(0.04)	$(0.21)	$(0.09)
Weighted average common shares outstanding -
basic and diluted	10,207,592	62,174,454	10,278,733	62,174,454

The accompanying notes are an integral part of these interim financial statements

PROVIDENCE RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(2,202,811)	(5,809,040)	(55,016,592)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares and options issued for services	168,995	168,995	2,529,815
Shares issued for debt and accrued interest	-	-	7,308,665
Amortization of conversion rights on debt	1,160,068	1,620,732	6,261,258
Depreciation, amortization, and impairment	-	1,408,107	23,154,151
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Loss from debt extinguishments	-	-	792,456
Loss on sale of assets	-	-	(1,119,109)
Allowance for losses on receivables, net	-	33,123	33,123
(Increase) decrease in:
Accounts receivable and prepaid expenses	-	-	317,864
Inventory	-	-	374,515
Related party receivable	42,700	(66,712)	(130,271)
Increase (decrease) in:
Accounts payable	(923,680)	(76,035)	977,607
Accrued expenses	839,897	691,303	3,409,156
Related party payables	-	(53,500)	100,312
Net cash used in operating activities	(914,831)	(2,083,027)	(8,518,754)
Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of property and equipment and intangibles	(28,757)	(2,059,140)	(12,285,593)
Proceeds from sale of assets	-	-	7,212,800
Payments received on notes receivable	-	74,377	316,877
Issuance of notes receivable	-	-	(616)
Net cash used in investing activities	(28,757)	(1,984,763)	(13,570,022)
Cash flows from financing activities:
Proceeds from debt	-	-	10,047,172
Issuance (purchase) of common stock	(100,000)	-	13,247,979
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Payments on notes payable	-	-	(256,889)
Net cash provided by (used in) financing activities	(100,000)	-	23,133,504
Net increase (decrease) in cash	(1,043,588)	(4,067,790)	1,044,728
Cash, beginning of period	2,088,316	6,392,364	-
Cash, end of period	$1,044,728	2,324,574	1,044,728

The accompanying notes are an integral part of these interim financial statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(September 30, 2010)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (Providence Resources) and its wholly owned subsidiary PRE Exploration, LLC (PRE).  PRE has three subsidiaries: PDX Drilling I, LLC (PDX) and PRT Holdings, LLC (PRT) which entities are wholly owned and Comanche County Pipeline, LLC (CCP) with entity is ninety percent owned.  Collectively, these entities are referred to as the Company.

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(September 30, 2010)

Note 2 — Going Concern

As of September 30, 2010, the Company’s anticipated revenue generating activities have not begun, resulting in negative cash flows from operations, losses of approximately $55,000,000 since inception and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will require additional funding over the next twelve months in the form of debt or equity financing. However, the Company has no financing in place and has no assurance that it will be able to generate funding sufficient to fund business operations. Unless the Company is able to generate funding in the near term its ability to continue as a going concern will be in doubt.

Note 3 – Restricted Cash

During 2010, PRE extended its Carson acreage leases until February 29, 2013 in exchange for $1,344,130. The extension obligates PRE to drill two additional wells on the Carson acreage. PRE can secure the leases past February 29, 2013 with continuous development of the acreage.  As per the leases’ terms, PRE has deposited $1,000,000 with a bank, and these funds must be held in escrow until the Company drills the two additional wells. Correspondingly, the bank has issued a $1,000,000 letter of credit to Carson.

Note 4 – Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consist of:

	September 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
Convertible Promissory Note Payable – FAGEB AG, secured, payable in full March 4, 2010 including interest at 12%, convertible at $0.48 per common share.	$-	496,174

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2010 including interest at 12%, convertible at $0.48 per common share.	-	423,188

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2010 including interest at 10%, convertible at $0.48 per common share.	-	1,000,000

Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2010 including interest at 10%, convertible at $0.08 per common share.	-	600,000

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2010 including interest at 10%, convertible at $0.48 per common share.	-	1,000,000

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(September 30, 2010)

Note 4 – Long-Term Convertible Promissory Notes (continued)

Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 15, 2010 including interest at 10%, convertible at $0.48 per common share.	-	250,000

Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 15, 2010 including interest at 10%, convertible at $0.48 per common share.	-	250,000

Convertible Promissory Note Payable– Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2010 including interest at 12%, convertible at $0.48 per common share.	-	1,400,000

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.48 per common share	-	400,000

Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2010, including interest at 10%, convertible at $0.48 per common share	-	100,000

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on March 4, 2015 including interest at 8%, convertible at $0.24 per common share, and with an anti-dilution feature.	530,847	-

Convertible Promissory Note Payable – FAGEB AG, secured, payable in full on March 4, 2015 including interest at 8%, convertible at $0.24 per common share, and with an anti-dilution feature.	622,401	-

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on February 23, 2015 including interest at 8%, convertible at $0.24 per common share, and with an anti-dilution feature.	665,334	-

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., unsecured and grants a 5.1% carried interest in the Carson 10-1 and 12-1 wells, payable in full on February 23, 2015, including interest at 8%, convertible at $0.24 per common share, and with an anti-dilution feature.	510,000	-

Convertible Promissory Note Payable – Miller Energy LLC, secured, payable in full on April 29, 2015 including interest at 10%, convertible at $0.24 per common share, and with an anti-dilution feature.	1,331,000	-

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on May 31, 2015 including interest at 10%, convertible at $0.24 per common share, and with an anti-dilution feature.	1,331,000	-

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(September 30, 2010)

Note 4 – Long-Term Convertible Promissory Notes (continued)

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured and grants an 8.34% carried interest in the Carson 10-1 and 12-1 wells, payable in full on June 25, 2015, including interest at 10%, convertible at $0.24 per common share, and with an anti-dilution feature.	834,130	-

Convertible Promissory Note Payable – Global Convertible Megatrend Ltd., secured, payable in full on August 8, 2015 including interest at10% convertible at $0.24 per common share, and with an anti-dilution feature	1,863,000	-

Convertible Promissory Note Payable – CR Innovations AG, secured, payable in full on August 8, 2015 including interest at 10%, convertible at $0.24 per common share, and with an anti-dilution feature.	798,600	-

Convertible Promissory Note Payable – Global Project Finance AG, secured, payable in full on August 8, 2015 including interest at 10%, convertible at $0.24 per common share, and with an anti-dilution feature.	532,400	-

Convertible Promissory Note Payable – Golden Beach Company Ltd., secured, payable in full on August 8, 2015 including interest at 10%, convertible at $0.24 per common share, and with an anti-dilution feature.	133,100	-

Convertible Promissory Note Payable – FE Global Leveraged Investment Ltd., secured, payable in full on August 14, 2015 including interest at10% convertible at $0.24 per common share, and with an anti-dilution feature	332,750	-

Convertible Promissory Note Payable – Global Undervalued Investment Ltd., secured, payable in full on August 14, 2015 including interest at 10%, convertible at $0.24 per common share, and with an anti-dilution feature.	332,750	-

Convertible Promissory Note Payable – Bluemont Investments, Ltd., secured, payable in full on August 27, 2015 including interest at 10%, convertible at $0.24 per common shares, and with an anti-dilution feature.	266,200	-

	10,083,512	5,919,362
Less unamortized discount	-	(1,160,068)

	10,083,512	4,579,294
Less current portion	-	(3,919,274)

	$10,083,512	840,020

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(September 30, 2010)

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

The fair values of the conversion options on the long-term promissory notes are $0 and $1,160,068 at September 30, 2010 and December 31, 2009, respectively, and are calculated using the guidance of ASC 470 and are recorded as discounts on the face values of the notes. These amounts are amortized using the straight-line method over the term of the notes.  During the nine months ended September 30, 2010, the Company recorded $1,160,068 as interest expense due to amortization of the discounts.

Future maturities of these notes are as follows:

Year	Amount

2011	$-
2012	-
2013	-
2014	-
2015	10,083,512

$10,083,512

Note 5 – Convertible Debentures

The Company has issued seven convertible debenture certificates for the total principal sum of $3,320,000 due in full with accrued and unpaid interest on November 30, 2010. The interest accrues at a rate of 7% per annum and is payable on a semi-annual basis. The holders of the debentures have the right to convert all or part of the principal and accrued interest into common shares of the Company at $0.48 per share at any time prior to maturity. The convertible debentures are secured by substantially all of the Company’s assets consisting of all tangible and intangible property.

Note 6 – Related Party Payables

Related party payables consist of amounts due to directors of the Company for consulting fees and were $42,700 and $0, respectively, at September 30, 2010 and December 31, 2009.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(September 30, 2010)

Note 7 — Related Party Transactions

The Company has an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2010 and 2009, the Company recognized consulting expense of $90,360 and $58,000 respectively.

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options for 1,700,000 shares of common stock, tenure stock options for 5,650,000 shares of common stock, and performance stock options if he successfully meets certain performance requirements. The term of the agreement is for four years and expires in May 2011.  During the nine months ended September 30, 2010 and 2009, the Company recognized consulting expense of $112,500 and $112,500 respectively to Gil Burciaga.

Note 8 – Reverse Stock Split

On August 31, 2010, the stockholders of the Company approved a 1 for 6 reverse stock split. The Company had 61,245,550 shares of common stock issued and outstanding immediately prior to the reverse stock split and 10,207,592 shares thereafter. All of the disclosures in the Company’s shares in these financial statements reflect the reverse split.

Note 9 — Supplemental Cash Flow Information

During the nine months ended September 30, 2010, the Company:

•         Extended the Carson oil and gas leases in exchange for two long-term convertible promissory notes, totaling $1,344,130.

•         Converted accrued interest expense of $2,120,020 into principal on ten long-term convertible promissory notes and two long-term notes payable.

•         Recognized debt extinguishment income of $1,060,763 related to the discharge of certain accounts payable.

Note 10 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain of its oil and gas leases.

Note 11 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the matter discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In October 2010, PRT initiated procedures necessary for it to become the operator of the wells owned by PRE.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(September 30, 2010)

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2010.

During the  nine month period ended September 30, 2010 the Company was involved in (i) evaluating its exploration and development program, (ii) extending its leases in Val Verde County, (iii) settling a lawsuit, (iv) investigating additional sources of financing, (v) concluding a consolidation of the Company’s common stock and (v) satisfying continuous public disclosure requirements.

The Company intends to complete its Carson 10-1 and Carson 12-1 wells in Val Verde County, Texas, over the next twelve months and may test the Strawn formation. Efforts to complete the wells and test the Strawn formation have been delayed pending the receipt of financing commitments. Development of the Val Verde County leases going forward will be dependent on the Carson completion results.

Subsequent to the period end, the Company’s wholly owned subsidiary, PRT Holdings, LLC, has posted a bond with the Texas Railroad Commission in order to act as the operator of the current leases in anticipation of completion efforts associated with existing well bores.

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

Results of Operations

Net Losses

For the period from inception until September 30, 2010, the Company incurred net losses of $55,016,592. Net losses for the three month period ended September 30, 2010 were $638,779 as compared to net losses of $2,609,249 for the three month period ended September 30, 2009. Net losses for the nine month period ended September 30, 2010 were $2,202,811 as compared to net losses of $5,809,040 for the nine month period ended September 30, 2009. The decrease in net losses over the comparable three and nine month periods can be attributed to lower general and administrative expenses, lower interest expenses and the absence of any impairment expense in the current three and nine month periods. We will continue to operate at a loss through fiscal 2010 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2010 were $171,537 as compared to $421,541 for the three month period ended September 30, 2009. General and administrative expenses for the nine month period ended September 30, 2010 were $1,264,578 as compared to $2,102,887 for the nine month period ended September 30, 2009. The decrease in general and administrative expenses over the comparable nine month periods can be primarily attributed to lower professional fees associated with settled legal proceedings. We expect that general and administrative expenses will continue to decrease in the near term as the Company is no longer incurring professional fees associated with legal proceedings.

Other Income/Expense

Interest income for the three months ended September 30, 2010 and September 30, 2009 was $0. Interest income for the nine months ended September 30, 2010 decreased to $969 from $13,988 for the nine months ended September 30, 2009.

Interest expense for the three months ended September 30, 2010 decreased to $467,242 from $779,601 for the three months ended September 30, 2009. Interest expense for the nine months ended September 30, 2010, decreased to $1,999,965 from $2,312,035 for the nine months ended September 30, 2009.

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

Capital Expenditures

The Company has spent significant amounts of capital for the period from inception to September 30, 2010, on unproved oil and gas properties, pipeline construction, and related exploration costs.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had a working capital deficit of $4,182,448 at September 30, 2010. Current assets were $44,728 in cash and total assets of $10,357,633 including $1,000,000 held for the benefit of the owners of the leasehold interests held by the Company and undeveloped oil and gas leases in Val Verde County, Texas. Current liabilities were $4,227,176, including accounts payable of $380,593 accrued expenses of $483,893, related party payables of $42,700, the current portion of convertible debentures of $3,320,000 and total liabilities of $14,603,166 including current liabilities, accrued expenses, and long term convertible promissory notes. Total stockholders’ deficit was $4,245,533 as of September 30, 2010.

15

For the period from inception until September 30, 2010, the Company’s cash flow used in operating activities was $8,518,754. Cash flow used in operating activities for the nine months ended September 30, 2010, was $914,831 compared to $2,083,027 for the nine months ended June 30, 2009. The decrease in cash flow used in operating activities during the current period is primarily due to the decrease in net losses over the comparative nine month periods.

The Company had $0 in depreciation, amortization, or impairment expenses for the nine months ended September 30, 2010 and $1,408,107 in depreciation, amortization, or impairment expenses for the nine months ended September 30, 2009.

For the period from inception until September 30, 2010, the Company’s cash flow used in investing activities was $13,570,022. Cash flow used in investing activities for the nine months ended September 30, 2010 was $28,757 compared to $1,984,763 for the nine months ended September 30, 2009. Cash flow used in investing activities in the current period is the result of improvements to oil and gas properties.

For the period from inception until September 30, 2010, the Company’s cash flow provided by financing activities was $23,133,504. Cash flow used in financing activities for the nine months ended September 30, 2010 was $100,000 compared to $0 for the nine months ended September 30, 2009. Cash flow used in financing activities was spent on the purchase of certain outstanding shares of the Company’s common stock pursuant to the terms and conditions of a legal settlement agreement.

Our current assets are insufficient to conduct exploration and development activities over the next twelve (12) months or to maintain operations. We need a minimum of $3,000,000 in debt or equity financing to fund the completion of the Carson 10-1 and Carson 12-1 wells to determine whether natural gas can be produced from these sites and to meet minimum operational requirements.  However, we have no commitments or arrangements for the requisite financing, though our shareholders are the most likely source of loans or equity placements. Our inability to obtain financing would have a material adverse affect on our business operations.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the years ended December 31, 2009 and 2008 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the Company’s inception in 1993, our operations have resulted in a continuation of losses. We will continue to incur operating losses pending such time as we produce net revenue, which eventuality may or may not be realized in the near term or ever. Until the Company produces net revenue it will continue to operate at a loss.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the years ended December 31, 2009 and 2008 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $52,813,781 as of December 31, 2009 which had increased to $55,016,592 as of September 30, 2010. Unless we are able to overcome our dependence on successive financings and begin to generate revenue from operations, our ability to continue as a going concern will remain in jeopardy.

The Company has a limited operating history as an oil and gas exploration company and is yet to produce oil or gas.

The Company initiated oil and gas exploration activities during the fourth quarter of 2005. Since that time we are yet to recover commercial quantities of oil or gas. Our limited operating history in combination with our failure to produce revenue indicates an inadequate record from which to base future expectations of success.

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

The market price for our common stock is volatile and can fluctuate widely in response to various factors, many of which are beyond the Company’s control, including the following:

•         the acceptance of services offered by the Company or its competitors;

•         additions or departures of key personnel;

•         the Company’s ability to execute its business plan;

•         operating results that fall below expectations;

•         loss of strategic relationships;

•         industry developments;

•         economic and other external factors; and

•         period-to-period fluctuations in the Company’s financial results.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Gilbert Burciaga By: Gilbert Burciaga Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	November 17, 2010

25

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