Form 10-K
period 2010-12-31
PROVIDENCE RESOURCES INC
filed 2011-04-15
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

700 Lavaca Street, Suite 1400, Austin, Texas 78701

 (Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (512) 462-3327

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

Yes ☐ No ☐

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

The aggregate market value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (11,567,212 shares) was approximately $2,833,967 based on the average closing bid and ask prices ($0.245) for the common stock on April 14, 2011.

At April 15, 2011 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 13,957,697.

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

Management’s focus then turned to opportunities existing in the oil and gas sector. The search ultimately caused the Company to acquire PRE Exploration LLC on September 29, 2006 in connection with prospective oil and gas production from lease hold interests in Comanche, Hamilton and Val Verde Counties, Texas. On completing the acquisition of PRE the Company changed its name to “Providence Resources, Inc.”

The Company has since abandoned exploration and development efforts in Comanche and Hamilton Counties. Developmental resources are now solely devoted to the completion of wells drilled on its Val Verde County leases.

The Company’s principal place of business is located at 700 Lavaca Street, Austin, Texas 78701, and our telephone number is (512) 452-3327. Our registered statutory office is located at 408 West 17th Street, Suite 101, Austin, Texas 78701.

The Company

Oil and Gas Exploration in Val Verde County

Leases

On March 30, 2006, PRE acquired approximately 12,832 gross acres of oil and gas leases over 57 square miles in Val Verde County, Texas from Global Mineral Solutions, L.P. (“Global”). The leases included underlying multiple oil and gas target zones delineated by 3D seismic data and drilling in the area, along a trend that has produced from multiple large gas fields, including the Gomez field, the Brown Bassett field, and the JM field. Effective December 12, 2008, the lease terms on 9,989.2 of the acres under lease were extended pursuant to an agreement with I.W. Carson LLC (“Carson”), the owner of the acreage. On December 22, 2008, PRE acquired from Global an additional 3,352.1 acres of oil and gas leases underlying acreage owned by Carson for an aggregate of 13,341.3 acres in Val Verde County.  On February 28, 2010, PRE entered into an Extension and Amendment Re Oil and Gas Leases with Carson to extend the primary term of the leases until February 28, 2013. The extension obligates PRE to drill two additional wells on the leases. PRE can secure the leases past February 28 , 2013 with continuous development of the acreage. The Company allowed leases on approximately 2,843 acres of that acreage acquired in 2006 to lapse. Investment in that acreage was fully impaired in the year ended December 31, 2009.

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

Drilling

On August 8, 2008, PRE entered into a Prospect Participation and Joint Operating Agreement with Elm Ridge Exploration Company, LLC (“Elm Ridge”) pursuant to which Elm Ridge acquired a 50% working interest in the Val Verde leases in exchange for $7,212,800 and a $2,000,000 carried interest in the drilling of two exploratory wells. R.K Ford & Associates, Inc. (“R.K. Ford”) was then engaged to drill two exploratory wells to the Ellenberger formation to test the structure at a depth of approximately 16,000 feet. R.K. Ford finished drilling the Carson 10-1 in early March of 2009 and the Carson 12-1 in late April of 2009. Despite promising results the wells were not completed. Effective March 1, 2010, PRE and Elm Ridge executed an Assignment, Bill of Sale and Conveyance that assigned all of Elm Ridge’s right, title and interest in the Val Verde County leases back to PRE, including the wells, rights, and intellectual property, subject to existing royalties, in accordance with existing agreements with Global.

PRE intends to complete the Carson 10-1 and Carson 12-1 wells in 2011 subject to available financing. PRE also intends to test the Strawn formation and prospectively develop the Ellenberger formation based on completion results.

The Company’s wholly owned subsidiary PRT Holdings, LLC, has posted a bond with the Texas Railroad Commission and is now mandated as the operator of the current leases in anticipation of completion efforts associated with existing well bores.

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

We believe that the Company can successfully compete against other independent companies by utilizing the expertise of consultants familiar with the structures to be developed within our Val Verde leases, maintaining low corporate overhead and otherwise efficiently developing current lease interests.

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

The following environmental laws and regulatory programs appear to be the most significant to our operations in 2011:

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

Employees

The Company currently has two employees and relies on independent contractors to assist it in managing the development of our oil and gas leases in Val Verde County. We also rely on geophysicists, geologists, attorneys, and accountants as necessary to assist us in moving our business forward.

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

The Company acquired PRE Exploration on September 29, 2006, which first began oil and gas exploration during the fourth quarter of 2005. As such, our limited operating history in the oil and gas exploration sector provides an inadequate track record from which to base future projections of success.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended December 31, 2010 and 2009 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and the accumulation of significant losses of $55,266,336 as of December 31, 2010. Unless we are able to overcome our dependence on successive financings and begin to generate revenue from operations, our ability to continue as a going concern will be in jeopardy.

The Company cannot represent that it will be successful in continuing operations.

The Company has not generated revenue from operations and may not generate revenue over the next twelve months. Since the Company may be unable to realize revenue in the near term, it will be forced to continue to raise capital to remain in operation. We have no commitments for the provision of additional capital and can offer no assurance that such capital will be available as necessary to sustain operations.

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

•         cratering, explosions and fires;

•         pipe failure;

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

Our oil and gas exploration efforts through seismic exploration, processing, interpretation, drilling and operation have been performed by third parties. We will continue to be dependent on third parties as we pursue additional exploration. Despite such third parties being experienced in their respective fields, our dependence on such to initiate, determine and conduct operations could impede our prospects of success.

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

•         weather conditions; and

•         market uncertainty.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce future revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could cause us to continue to operate at a loss. Should the oil and natural gas industry experience price declines, we may continue to operate at a loss even if we produce oil or gas.

Risks Related to the Company’s Stock

The Company will require additional capital funding.

The Company will require additional funds, either through equity offerings, debt placements or joint ventures to develop our operations. Such additional capital will result in dilution to our current shareholders. Our ability to meet long-term financial commitments will depend on future cash. There can be no assurance that any future income will generate sufficient funds to enable us to meet our financial commitments.

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
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

Oil and Gas Properties

As of the date of this current report, the Company holds an aggregate of 13,341.3 acres of oil and gas leases located in Val Verde County, Texas.

On March 30, 2006, PRE acquired 9,989.2 of its acres of oil and gas leases pursuant to an agreement with Global Mineral Solutions, LP (“Global”). Effective December 12, 2008, the terms of the leases were extended pursuant to an Agreement re Oil and Gas Lease with I.W. Carson LLC (“Carson”), the owner of the acreage.

Abstract	Survey	Block	Original Grantee	Acres
2014	W. pt. 10	S-10	Monroe Ashworth	1,098.80
2301	W. pt. 14	S-14	M. A. Allen	955.40
2159	NW pt. 12	C-15	R. A. Ashley	126.00
2575	SW pt. 12	C-15	R. A. Ashley	398.30
1483	10	C-15	E. J. Hullum	556.85
1484	11 1/2	C-15	M. J. Main	556.85
2051	30	G	C G & S F	643.60
1519	31	G	G C & S F	643.60
2302	16	S-10	E. C. Hamilton	1,334.80
1518	29	G	GC & SF RR Co.	640.00
2387	14	G	GC & SF RR Co.	640.00
2059	10	G	GC & SF RR Co.	640.00
1509	11	G	GC & SF RR Co.	640.00
1489	9	C-15	B P. Simmons	1,115.00
Total				9,989.20

On December 22, 2008 PRE acquired from Global an additional 3,352.1 acres of oil and gas leases underlying acreage owned by Carson.

Abstract	Part; Section	Block	Original Grantee	Acres
2300	All; 9	S-10	S. Bailey	1335.80
2303	All; 4	S-10	M. M. Norman	1335.80
1922	W/2, 3	S-10	H. Lawson	680.50
Total				3352.10

On February 28 , 2010, PRE entered into an Extension and Amendment Re Oil and Gas Leases with Carson to extend the primary term of the leases until February 28, 2013. The extension obligates PRE to drill two additional wells on the leases. PRE can secure the leases past February 28, 2013 with continuous development of the acreage.

Drilling Activity

During 2009 PRE engaged R.K. Ford to drill two exploratory wells to the Ellenberger formation underlying our Val Verde County leases. The Company analyzed the drill results and made a determination to complete the wells in 2011 as financing becomes available. We are now the operator for the leases and intend to complete the wells with the aid of sub-contractors. The Company’s analysis of the exploratory wells has identified prospective secondary production targets in the Strawn and Pennsylvanian Wolfcamp/Canyon Sands.

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

Oil and Gas Reserves

The existence of oil and gas reserves for our properties had not been determined as of December 31, 2010.

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

Office Facility

The Company currently maintains limited office space at 700 Lavaca Street, Suite 1400, Austin, Texas for which it pays rent of $75 a month on a recurring basis.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “PVRS”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission which have been retroactively adjusted to reflect a six to one (1) consolidation of the stock effective October 8, 2010, and may not necessarily reflect actual transactions. The adjusted high and low bid prices for the common stock for each of the quarters listed below are as follows:

Year	Quarter Ended	High	Low
2010	December 31	$0.21	$0.10
	September 30	$0.24	$0.12
	June 30	$0.24	$0.06
	March 31	$0.36	$0.18
2009	December 31	$0.60	$0.12
	September 30	$1.08	$0.30
	June 30	$1.50	$0.48
	March 31	$2.04	$0.96

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 15, 2011, there were 160 shareholders of record holding a total of 13,957,697 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 15, 2011, there were no shares issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of April 15, 2011, the Company has no warrants issued and outstanding. During the year ended December 31, 2010, 52,519 common share purchase warrants expired.

Stock Options

As of April 15, 2011, the Company has 3,350,000 outstanding, vested stock options to purchase shares of our common stock. Options to purchase 350,000 share of our common stock were granted pursuant to the Providence Resources, Inc., 2008 Stock Option Plan, with an exercise price of $1.20 per share over a term of ten years from the date of each respective grant subject to the terms and conditions of the Plan and respective stock option agreements. The remaining 3,000,000 outstanding vested options to purchase shares of our common stock were granted pursuant to a stock option award agreement, with an exercise price of $0.25 per share over a term of three years from the date of grant subject to the terms and conditions of the stock option award agreement.

Convertible Debentures and Notes

As of April 15, 2011, the Company had convertible debentures, issued as of November 30, 2010, to replace those issued on November 28, 2005, that bear interest at 10% per annum, permit the conversion of principal and interest into shares of common stock at any time on or before November 30, 2015, as follows:

Holder	Amount ($)	Conversion Rate (Common Shares)
Desmodio Management, Inc.	443,410	0.24
Capriccio Investments, Inc.	443,410	0.24
FE Global Convertible Investment Ltd. (assigned by “FE Global Leveraged Investment Ltd.”)	1,410,422	0.24
FE Global Undervalued Investment Ltd.	287,250	0.24
Sunshine, Inc. (formerly “First Equity Bancorp Ltd.”)	114,900	0.24
FAGEB AG	1,149,001	0.24
Total	3,848,393

As of April 15, 2011 the Company’s outstanding secured convertible promissory notes are as follows:

Holder	Date Issued	Amount ($)	Interest	Due Date	Conversion Rate (Common Shares)
Global Convertible Megatrend Ltd.	June 25, 2010	834,130	10%	June 25, 2015	0.24
Bluemont Investments Ltd.	August 27, 2010	266,200	10%	August 27, 2015	0.24
Global Project Finance AG *	May 31, 2010	1,331,000	10%	May 31, 2015	0.24
Global Convertible Megatrend Ltd.	August 8, 2010	1,863,000	10%	August 8, 2015	0.24
Golden Beach Company Ltd.	August 8, 2010	133,100	10%	August 8, 2015	0.24
CR Innovations AG*	August 8, 2010	798,600	10%	August 8, 2015	0.24
Global Project Finance AG*	August 8, 2010	532,400	10%	August 8, 2015	0.24
Global Undervalued Investment Ltd.	August 15, 2010	332,750	10%	August 15, 2015	0.24
FE Global Leveraged Investment Ltd.	August 15, 2010	332,750	10%	August 15, 2015	0.24
Miller Energy LLC	April 29, 2010	1,331,000	10%	April 29, 2015	0.24
Global Convertible Megatrend Ltd.	February 23, 2010	665,334	8%	February 23, 2015	0.24
Global Convertible Megatrend Ltd.	February 26, 2010	510,000	8%	February 26, 2015	0.24
FAGEB AG	March 4, 2010	622,401	8%	March 4, 2015	0.24
Global Convertible Megatrend Ltd.	March 4, 2010	530,847	8%	March 4, 2015	0.24
Total		10,083,512

* Related party convertible promissory notes.

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

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

On April 14, 2011 the Company authorized the grant of an option to purchase 3,000,000 common shares to Gilbert Burciaga at an exercise price of $0.25 per share in accord with the terms and conditions of a Resignation and Separation Agreement, pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who is a former officer and director of the Company; (3) the offeree represented an intention not to resell the stock underlying the options; (4) there have been no subsequent or contemporaneous public offerings of securities; (5) the option is not transferable; and (6) the discussions that lead to the grant of the options took place directly between the offeree and the Company.

On December 31, 2010 the Company authorized the issuance of 625,000 shares of common stock to Christian Russenberger in exchange for $50,000 at $0.08 per share, pursuant to the exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who is a director of the Company; (3) the offeree represented an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S of the Securities Act provides generally that any offer or sale that occurs outside of the United States is exempt from the registration , as long as certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the foregoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfies all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the common shares were issued and authorized was a non-U.S. persons with an address in a foreign country.

On November 8, 2010 the Company authorized the issuance of 97,500 shares of common stock to Christian Russenberger in exchange for $7,800 at $0.08 per share, pursuant to the exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who is a director of the Company; (3) the offeree represented an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the common shares were issued and authorized was a non-U.S. persons with an address in a foreign country.

On December 31, 2011 the Company authorized the issuance of 1,152,500 shares of common stock to Carrera Investments Limited in exchange for $92,200 at $0.08 per share, pursuant to the exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree; (3) the offeree represented an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the common shares were issued and authorized was a non-U.S. persons with an address in a foreign country.

On December 17, 2010 the Company authorized the issuance of 1,875,000 shares of common stock to Global Convertible Megatrend Ltd. in exchange for $150,000 at $0.08 per share, pursuant to the exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree; (3) the offeree represented an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the person to whom the common shares were issued and authorized was a non-U.S. persons with an address in a foreign country.

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

Discussion and Analysis

During the year ended December 31, 2010 the Company was involved in (i) assessing the drilling results associated with the Carson 10-1 and Carson 12-1 wells in Val Verde County, (ii) completing the assignment of Elm Ridge’s interest in the Val Verde County wells and leases to PRE, the Company’s wholly owned subsidiary, (iii) settling the Harding litigation related to the Comanche/Hamilton County leasehold development, (iv) seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells, (v)  posting a bond with the Texas Railroad Commission through PRT, the Company’s wholly owned subsidiary, in order to act as the operator of the current leases in anticipation of completion efforts associated with existing well bores, (vi) concluding a consolidation of the Company’s common stock and (vii) satisfying continuous public disclosure requirements.

The Company intends to complete its Carson 10-1 and Carson 12-1 wells in Val Verde County, Texas, over the next twelve months and may test the Strawn formation. Efforts to complete the wells and test the Strawn formation have been delayed pending the receipt of financing commitments. Development of the Val Verde County leases going forward will be dependent on the Carson completion results. Such operations will require an additional $4,000,000 in funding. The Company does not have a commitment for this funding in place though management continues to seek out prospective investors and partners.

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

Results of Operations

Net Income/Losses

For the period from inception until December 31, 2010, the Company incurred net losses of $55,266,336. Net losses for the year ended December 31, 2010, were $2,452,553 as compared to $8,456,429 for the year ended December 31, 2009. The decrease in net losses over the comparable periods can be attributed to lower general and administrative expenses, lower interest expenses and the absence of any impairment expense in the current period. We will continue to operate at a loss through fiscal 2010 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010, were $1,429,127 as compared to $2,891,125 for the year ended December 31, 2009. The decrease in general and administrative expenses over the comparable periods can be primarily attributed to lower professional fees associated with settled legal proceedings. We expect that general and administrative expenses will continue to decrease in the near term as the Company is no longer incurring professional fees associated with legal proceedings.

Other Income (Expense)

Interest income for the year ended December 31, 2010, decreased to $969 from $51,018 for the year ended December 31, 2009. Interest expense for the year ended December 31, 2010, decreased to $2,319,572 from $3,220,900 for the year ended December 31, 2009.

Impairment of capital assets for the year ended December 31 , 2010, was $0 compared to $1,506,696 for the year ended December 31 , 2009. The impairment expenses in the previous period were in connection with our Cole lease in Val Verde County.

Debt extinguishment and conversion income for the year ended December 31, 2010, was $1,295,178 as compared to debt extinguishment and conversion expense of $888,726 for the year ended December 31, 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the years ended December 31, 2010 and 2009.

Capital Expenditures

The Company has spent significant amounts of capital for the period from inception to December 31 , 2010, on unproved oil and gas properties, pipeline construction, and related exploration costs. However, some prior oil and gas capital expenditures have been impaired and expensed during the period from inception to December 31, 2010. Unimpaired unproved oil and gas property costs as of December 31, 2010 were $9,312,095, as compared to $7,940,018 as of December 31, 2009.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had a working capital deficit of $119,558 at December 31, 2010. Current assets were $742 in cash. Total assets were $10,338,647 consisting of $1,025,000 in restricted cash held for the benefit of the owners of the leasehold interests held by the Company and the Texas Railroad Commission in addition to $9,312,905 in undeveloped oil and gas leases in Val Verde County, Texas. Current liabilities were $120,300, consisting of accounts payable of $26,100 and related party payables of $94,200. Total liabilities were $14,619,790 including current liabilities, accrued expenses, and long term convertible promissory notes. Total stockholders’ deficit was $4,432,116 as of December 31 , 2010.

For the period from inception until December 31, 2010, the Company’s cash flow used in operating activities was $8,695,540. Cash flow used in operating activities for the year ended December 31, 2010, was $1,091,617 compared to $2,291,565 for the year ended December 31, 2009. The decrease in cash flow used in operating activities during the current period is primarily due to the decrease in net losses over the comparative periods.

The Company had no depreciation, amortization, or impairment expenses for the year ended December 31, 2010 and $1,506,696 in depreciation, amortization, or impairment expenses for the year ended December 31 , 2009.

For the period from inception until December 31 , 2010, the Company’s cash flow used in investing activities was $13,570,022. Cash flow used in investing activities for the year ended December 31, 2010 was $28,757 compared to $2,012,483 for the year ended December 31, 2009. Cash flow used in investing activities in periods is the result of improvements to oil and gas properties.

For the period from inception until December 31 , 2010, the Company’s cash flow provided by financing activities was $23,291,304. Cash flow provided by financing activities for the year ended December 31, 2010 was $57,800 compared to $0 for the year ended December 31, 2009. Cash flow provided by financing activities was from the issuance of common stock, which proceeds were partially offset by cash flow spent on the purchase of certain outstanding shares of the Company’s common stock pursuant to the terms and conditions of a legal settlement agreement.

Our current assets are insufficient to conduct exploration and development activities over the next twelve (12) months or to maintain operations. We need a minimum of $4,000,000 in debt or equity financing to fund the completion of the Carson 10-1 and Carson 12-1 wells to determine whether natural gas can be produced from these sites and to meet minimum operational requirements. However, we have no commitments or arrangements for the requisite financing, though our shareholders are the most likely source of loans or equity placements. Our inability to obtain financing would have a material adverse affect on our business operations.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have material commitments to the owners of the Val Verde County leases for future capital expenditures related to exploration activities which require us to drill two additional wells on or before February 28, 2013. The material commitment is approximately $10,000,000.

We have no defined benefit plan except our 2008 Stock Option Plan and currently have no contractual commitment with our sole executive office.

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

Going Concern

The Company’s auditor expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $55,266,336 as of December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December 31, 2010 and 2009 included in this Form 10-K the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 15 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the years ended December 31, 2010 and 2009 are attached hereto as F-1 through F-20.

PROVIDENCE RESOURCES, INC.

 (An Exploratory Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

                                                                                                                                                      Page

Report of Independent Registered Public Accounting Firm                                                     F-2

ReportofIndependentRegisteredPublicAccountingFirm                                                           F-3

Consolidated Balance Sheets                                                                                                F-4

Consolidated Statements of Operations                                                                                  F-5

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss                  F-6

Consolidated Statements of Cash Flows                                                                                 F-7

Notes to Consolidated Financial Statements                                                                            F-8

Supplementary Schedules on Oil and Gas Operations                                                              F-20

To the Board of Directors and Stockholders

Providence Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Providence Resources, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period February 17, 1993 (inception) to December 31, 2010. Providence Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Providence Resources, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period February 17, 1993 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/BehlerMick PS

Spokane, Washington

April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Providence Resources, Inc. and Subsidiaries

Austin, Texas

We have audited the accompanying balance sheets of Providence Resources, Inc. and Subsidiaries (An Exploration Stage Company) at December 31, 2009 and the related statements of operations, stockholders' equity(deficit) and comprehensive loss and cash flows for the years then ended and for the cumulative period from February 17, 1993 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Providence Resources, Inc. and Subsidiaries at December 31, 2009, and the results of its operations and comprehensive loss and its cash flows for the years then ended and from February 17, 1993 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

April 14, 2010

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

ASSETS	2010	2009

Current assets:
Cash	$742	1,088,316
Total current assets	742	1,088,316
Restricted cash	1,025,000	1,000,000
Unproved oil and gas properties, not subject to amortization	9,312,905	7,940,018
Total assets	$10,338,647	10,028,334

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$26,100	1,304,263
Accrued expenses	-	1,148,373
Related party payables	94,200	2,225,598
Current portion of long-term debt	-	5,752,686
Total current liabilities	120,300	10,430,920
Accrued expenses	436,673	369,111
Related party payables	2,792,912	-
Long-term debt, less current portion	11,269,905	1,340,020
Total liabilities	14,619,790	12,140,051
Commitments and contingencies
Stockholders' deficit:
Providence Resources, Inc. stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares
authorized, 13,957,697 and 10,412,030 shares issued
and outstanding, respectively	1,396	1,041
Additional paid-in capital	51,046,717	50,847,072
Subscription receivable	(142,200)	-
Deferred stock compensation	(71,695)	(297,022)
Deficit accumulated during the development stage	(55,266,334)	(52,813,781)
Total Providence Resources, Inc. stockholders' deficit	(4,432,116)	(2,262,690)
Non-controlling interest	150,973	150,973
Total stockholders' deficit	(4,281,143)	(2,111,717)
Total liabilities and stockholders' deficit	$10,338,647	10,028,334

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts
Sales	$-	-	350
Cost of sales	-	-	25,427
Gross loss	-	-	(25,077)

General and administrative expenses	1,429,127	2,891,125	15,481,823
Loss from operations	(1,429,127)	(2,891,125)	(15,506,900)

Other income (expense):
Interest income	969	51,018	564,420
Interest expense	(2,319,572)	(3,220,900)	(15,284,854)
Impairment of capital assets	-	(1,506,696)	(22,897,522)
Debt extinguishment and conversion income (expense)	1,295,178	(888,726)	195,337
Gain on sale of assets	-	-	1,119,109
Loss before income taxes and discontinued operations	(2,452,553)	(8,456,429)	(51,810,411)

Provision for income taxes	-	-	-
Loss from continuing operations	(2,452,553)	(8,456,429)	(51,810,411)

Loss from discontinued operations, net of tax	-	-	(3,407,279)
Net loss before cumulative effect of accounting change	(2,452,553)	(8,456,429)	(55,217,690)

Cumulative effect of accounting change, net of tax	-	-	(102,500)
Net loss	(2,452,553)	(8,456,429)	(55,320,190)
Net loss attributable to the non-controlling interest	-	-	53,854
Net loss attributable to Providence Resources, Inc.	$(2,452,553)	(8,456,429)	(55,266,336)

Loss per common share from continuing operations -
basic and diluted	$(0.24)	(0.14)
Loss per common share from discontinued operations -
basic and diluted	$-	-
Loss per common share -
basic and diluted	$(0.24)	(0.14)
Weighted average common shares outstanding -
basic and diluted	10,331,469	62,242,156

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIT AND COMPREHENSIVE LOSS
February 17, 1993 ( Date of Inception) to December 31, 2010
							Deficit
						Accumulated	Accumulated
			Additional		Deferred	Other	During the
	Common Stock		Paid-in	Subscription	stock	Comprehensive	Development
	Shares	Amount	Capital	Receivable	compensation	Income	Stage	Total
Balance at February 17, 1993 (date of inception)	10,000	$1	$1,199	$-	$-	$-	$-	$1,200
Net loss	-	-	-	-	-	-	(200)	(200)
Balance at December 31, 1993	10,000	1	1,199	-	-	-	(200)	1,000
Net loss	-	-	-	-	-	-	(240)	(240)
Balance at December 31, 1994	10,000	1	1,199	-	-	-	(440)	760
Net loss	-	-	-	-	-	-	(240)	(240)
Balance at December 31, 1995	10,000	1	1,199	-	-	-	(680)	520
Net loss	-	-	-	-	-	-	(240)	(240)
Balance at December 31, 1996	10,000	1	1,199	-	-	-	(920)	280
Issuance of common stock for cash	5,345	1	80,269	-	-	-	-	80,270
Net loss	-	-	-	-	-	-	(79,763)	(79,763)
Balance at December 31, 1997	15,345	2	81,468	-	-	-	(80,683)	787
Issuance of common stock for:
Services	1,083	-	13,000	-	-	-	-	13,000
Cash	4,362	-	26,170	-	-	-	-	26,170
Additional shares due to rounding after stock
after stock split	50	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(36,896)	(36,896)
Balance at December 31, 1998	20,840	2	120,638	-	-	-	(117,579)	3,061
Rounding	(6)	-	-	-	-	-	-	-
Issuance of common stock for:
Cash	3,750	1	899,999	-	-	-	-	900,000
Assets	21,335	2	1,020,463	-	-	-	-	1,020,465
Net book value of Healthbridge, Inc.	3,417	-	-	-	-	-	-	-
Dividends-in-kind	8,367	1	2,008,095	-	-	-	(2,008,096)	-
Debt	40,417	4	999,997	-	-	-	-	1,000,001
Reverse acquisition with Healthbridge, Inc. and Wattmonitor, Inc.	24,583	2	789,059	-	-	-	-	798,061
Common stock offering costs	-	-	(105,000)	-	-	-	-	(105,000)
Reverse acquisition, retirement of old shares of Wattmonitor, Inc.	(24,583)	(2)	(915,640)	-	-	-	117,581	(798,061)
Share adjustment for shares previously issued	24	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,196,076)	(3,196,076)
Balance at December 31, 1999	98,144	10	4,826,611	-	-	-	(5,204,170)	377,549
Balance forward, at December 31, 1999	98,144	10	4,826,611	-	-	-	(5,204,170)	377,549
Issuance of common stock for:
Debt	5,825	1	349,499	-	-	-	-	349,500
Services	1,833	-	71,200	-	-	-	-	71,200
Cash	3,250	-	195,000	-	-	-	-	195,000
Accounts payable	1,250	-	75,000	-	-	-	-	75,000
Common stock offering costs	-	-	(15,600)	-	-	-	-	(15,600)
after stock split	50	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(36,896)	(36,896)
Balance at December 31, 2000	20,840	2	120,638	-	-	-	(117,579)	3,061
Issuance of common stock for:
Services	14,067	1	258,949	-	-	-	-	258,950
Accounts payable	2,292	-	60,000	-	-	-	-	60,000
Debt	6,934	1	249,617	-	-	-	-	249,618
Net loss	-	-	-	-	-	-	(422,008)	(422,008)
Balance at December 31, 2001	133,595	13	6,076,276	-	-	-	(6,442,723)	(366,434)
Rounding								-
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,221,203)	(1,221,203)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	4,869	-	4,869
Total comprehensive loss								(1,216,334)
Issuance of common stock for:
Intellectual property	6,250	1	224,998	-	-	-	-	224,999
Services	23,833	2	806,098	-	-	-	-	806,100
Accounts payable and services	833	-	11,000	-	-	-	-	11,000
Stock option compensation expense	-	-	12,500	-	-	-	-	12,500
Balance at December 31, 2002	164,511	16	7,130,872	-	-	4,869	(7,663,926)	(528,169)

Balance forward, December 31, 2002	164,511	16	7,130,872	-	-	4,869	(7,663,926)	(528,169)
Comprehensive loss:
Net loss	-	-	-	-	-	-	(232,560)	(232,560)
Other comprehensive loss -
cumulative foreign currency
translation adjustment	-	-	-	-	-	(806)	-	(806)
Total comprehensive loss								(233,366)
Issuance of common stock for:
Cash	52,361	5	102,828	-	-	-	-	102,833
Services	350	-	3,888	-	-	-	-	3,888
Debt	256,186	26	475,711	-	-	-	-	475,737
Common stock offering costs	-	-	(2,000)	-	-	-	-	(2,000)
Issuance of common stock options for services	-	-	15,000	-	-	-	-	15,000
Balance at December 31, 2003	473,408	47	7,726,299	-	-	4,063	(7,896,486)	(166,077)
Comprehensive loss:
Net loss	-	-	-	-	-	-	(311,757)	(311,757)
Other comprehensive income - cumulative
foreign currency translation adjustment	-	-	-	-	-	1,250	-	1,250
Total comprehensive loss								(310,507)
Issuance of common stock for:
Debt conversion	455,926	46	197,900	-	-	-	-	197,946
Services	175,000	17	80,483					80,500
Balance at December 31, 2004	1,104,334	110	8,004,682	-	-	5,313	(8,208,243)	(198,138)
Comprehensive loss:
Net loss	-	-	-	-	-	-	(944,857)	(944,857)
Other comprehensive income - cumulative
foreign currency translation adjustment	-	-	-	-	-	9,057	-	9,057
Total comprehensive loss								(935,800)
Issuance of common stock for:
Cash	1,253,333	126	2,005,874	-	-	-	-	2,006,000
Debt	389,140	39	350,187	-	-	-	-	350,226
Issuance of warrants for finders fees	-	-	191,400	-	-	-	-	191,400
Common stock offering costs	-	-	(125,400)	-	-	-	-	(125,400)
Balance at December 31, 2005	2,746,807	275	10,426,743	-	-	14,370	(9,153,100)	1,288,288
Balance forward, December 31, 2005	2,746,807	275	10,426,743	-	-	14,370	(9,153,100)	1,288,288
Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,761,584)	(6,761,584)
Other comprehensive income - cumulative
foreign currency translation adjustment	-	-	-	-	-	190	-	190
Total comprehensive loss								(6,761,394)
Issuance of common stock for:
Acquisition of Providence Exploration	3,333,333	333	15,999,667	-	-	-	-	16,000,000
Cash	2,228,320	223	8,021,729	-	-	-	-	8,021,952
Debt	334,130	33	2,071,181	-	-	-	-	2,071,214
Issuance of warrants with equity financing	-	-	3,409,330	-	-	-	-	3,409,330
Issuance of warrants for finders fees	-	-	122,743	-	-	-	-	122,743
Balance at December 31, 2006	8,642,590	864	40,051,393	-	-	14,560	(15,914,684)	24,152,133
Comprehensive loss:
Net loss	-	-	-	-	-	-	(22,204,275)	(22,204,275)
Other comprehensive income - cumulative
foreign currency translation adjustment	-	-	-	-	-	12	-	12
Total comprehensive loss								(22,204,263)
Issuance of common stock for:
Cash	331,250	33	236,667	-	-	-	-	236,700
Services	241,667	24	284,976	-	-	-	-	285,000
Debt	644,680	65	580,448	-	-	-	-	580,513
Discount on convertible notes	-	-	4,091,667	-	-	-	-	4,091,667
Balance at December 31, 2007	9,860,187	986	45,245,151	-	-	14,572	(38,118,959)	7,141,750
Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,238,393)	(6,238,393)
Other comprehensive loss - cumulative
foreign currency translation adjustment	-	-	-	-	-	(14,572)	-	(14,572)
Total comprehensive loss								(6,252,965)
Issuance of common stock for:
Services	183,333	18	219,982	-	-	-	-	220,000
Interest on convertible debentures	318,889	32	286,968	-	-	-	-	287,000
Stock compensation - stock options	-	-	2,012,842	-	(522,349)	-	-	1,490,493
Discount on convertible notes	-	-	2,169,590	-	-	-	-	2,169,590
Balance at December 31, 2008	10,362,409	1,036	49,934,533	-	(522,349)	-	(44,357,352)	5,055,868
Balance forward, December 31, 2008	10,362,409	1,036	49,934,533	-	(522,349)	-	(44,357,352)	5,055,868
Stock compensation - stock options	-	-	-	-	225,327	-	-	225,327
Issuance of common stock for
interest on convertible debentures	49,621	5	23,813	-	-	-	-	23,818
Debt extinguishment on
long term convertible debentures	-	-	888,726	-	-	-	-	888,726
Net loss	-	-	-	-	-	-	(8,456,429)	(8,456,429)
Balance at December 31, 2009	10,412,030	1,041	50,847,072	-	(297,022)	-	(52,813,781)	(2,262,690)
Stock compensation - stock options	-	-	-	-	225,327	-	-	225,327
Purchase and retirement of common stock	(204,438)	(20)	(99,980)	-	-	-	-	(100,000)
Issuance of common stock for
cash and subscription	3,750,000	375	299,625	(142,200)	-	-	-	157,800
Rounding due to reverse stock split	105	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,452,553)	(2,452,553)
Balance at December 31, 2010	13,957,697	$1,396	$51,046,717	$(142,200)	$(71,695)	$-	$(55,266,334)	$(4,432,116)

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009 and Cumulative Amounts

			Cumulative
	2010	2009	Amounts
Cash flows from operating activities:
Net loss	$(2,452,553)	(8,456,429)	(55,266,334)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares and options issued for services	225,327	225,327	2,586,147
Shares issued for debt and accrued interest	-	-	7,308,665
Amortization of conversion rights on debt	1,160,068	2,166,912	6,261,258
Depreciation, amortization, and impairment	-	1,506,696	23,154,151
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
(Gain) loss from debt extinguishments	(1,295,178)	888,726	(502,722)
Loss on sale of assets	-	-	(1,119,109)
Allowance for losses on receivables, net	-	33,123	33,123
(Increase) decrease in:
Receivables and prepaid expenses	-	172,971	144,893
Inventory	-	-	374,515
Increase (decrease) in:
Accounts payable	17,015	170,621	1,918,302
Accrued expenses	1,159,504	1,053,988	3,728,763
Related party payables	94,200	(53,500)	194,512
Net cash used in operating activities	(1,091,617)	(2,291,565)	(8,695,540)

Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of property and equipment and intangibles	(28,757)	(2,086,860)	(12,285,593)
Proceeds from sale of assets	-	-	7,212,800
Payments received on notes receivable	-	74,377	316,877
Issuance of notes receivable	-	-	(616)
Net cash used in investing activities	(28,757)	(2,012,483)	(13,570,022)

Cash flows from financing activities:
Proceeds from long-term debt	-	-	10,047,172
Issuance of common stock	157,800	-	13,505,779
Purchase of common stock	(100,000)	-	(100,000)
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Payments on long-term debt	-	-	(256,889)
Net cash provided by financing activities	57,800	-	23,291,304

Net increase (decrease) in cash	(1,062,574)	(4,304,048)	1,025,742
Cash, beginning of period	2,088,316	6,392,364	-
Cash, end of period	$1,025,742	2,088,316	1,025,742

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (Providence Resources) and its wholly owned subsidiary PRE Exploration, LLC (PRE).  PRE has three subsidiaries: PDX Drilling I, LLC (PDX) and PRT Holdings, LLC (PRT) are wholly owned and Comanche County Pipeline, LLC (CCP) is ninety percent owned.  Collectively, these entities are referred to as the Company.

The Company was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. PRE was formed to acquire leases in Texas for oil and gas exploration and development. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. CCP was formed for constructing an oil and gas pipeline. PRT has been without operations since inception. PDX and CCP had no activity in 2010.

PRE is involved in exploration activities for the recovery of oil or natural gas products from the Ellenburger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs underlying approximately 13,341 gross acres of oil and gas leases in Val Verde County, Texas.

The Company is an exploration stage company as defined by applicable accounting standards.

Principles of Consolidation

The consolidated financial statements include the accounts of Providence Resources and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

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

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

No costs related to production, general corporate overhead, or similar activities have been capitalized. As of December 31, 2010 and 2009, the Company only has capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proven reserves currently exist for the Company and therefore no depletion has been taken as of December 31, 2010 and 2009.

Convertible Debts

In accordance with ASC 470-20, the Company calculates the value of any beneficial conversion features embedded in its convertible debts. If the debt is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the debt becomes convertible.

Convertible debts are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debt holders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the convertible debt is indeterminate, the embedded conversion option of the convertible debt is accounted for as a derivative instrument liability rather than equity in accordance with ASC 815-40.

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

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

If the Company has uncertain tax positions, they are evaluated by management and a loss contingency is recognized when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimation and management judgment, and the amount ultimately sustained for an uncertain tax position could differ from the amount recognized. As of December 31, 2010, management did not identify any uncertain tax positions. The tax years previous to 2006 are closed to examination by the Internal Revenue Service.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. All bank deposits of the company are fully insured by its banks.

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

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive. In 2010 and 2009, the Company’s common stock equivalents were anti-dilutive. Common stock equivalents that could potentially dilute earnings per share in the future are the common stock options and warrants and convertible debts representing approximately 76,000,000 shares.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 2 – Going Concern

As of December 31, 2010, the Company’s anticipated revenue generating activities have not begun, resulting in negative cash flows from operations, losses of approximately $55,000,000 since inception and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

The Company will require additional funding over the next twelve months in the form of debt or equity financing. However, the Company has no financing in place and has no assurance that it will be able to generate funding sufficient to fund business operations. Unless the Company is able to generate funding in the near term, its ability to continue as a going concern will be in doubt.

Note 3 – Restricted Cash

During 2010, PRE extended its Carson acreage leases until February 29, 2013. The extension obligates PRE to drill two additional wells on the Carson acreage. PRE can secure the leases past February 29, 2013 with continuous development of the acreage.  Per the leases’ terms, PRE has deposited $1,000,000 with a bank, and these funds must be held in escrow until the Company drills the two additional wells. Correspondingly, the bank has issued a $1,000,000 letter of credit to Carson.

During 2010, the Company arranged a $25,000 letter of credit with the same bank by collateralizing the first $25,000 in PRI’s checking account for the benefit of PRT to be qualified as an oil and gas wells operator with the Texas Railroad Commission.

As of December 31, 2010 no funds had been drawn against these letters of credit.

Note 4 – Long-Term Debt

Convertible Debentures

The Company issued seven convertible debenture certificates for the total principal sum of $3,320,000 due in full with accrued interest on November 30, 2010. On November 30, 2010, these debentures and related accrued interest were refinanced in the form of new debentures. The new debentures bear interest at 10% per annum, are due on or before November 30, 2015, and have the option to convert all or part of the principal and accrued interest into common shares of the Company at $0.24 per share at any time prior to maturity. The convertible debentures are secured by substantially all of the Company’s assets.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4 – Long-Term Debt (continued)

Convertible Debentures (continued)

Convertible debentures consist of:

	2010	2009
Total convertible debentures	$3,848,393	3,320,000
Less current portion	-	(3,320,000)
	$3,848,393	-

Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consist of:

	2010	2009
Convertible Promissory Notes Payable – secured, maturing between March 2010 and August 2010, including interest ranging from 8% to 10%, and convertible at $0.48 per common share.	$-	3,919,362

Convertible Promissory Notes Payable – most are secured and some are unsecured notes with carried interests, maturing between February 2015 and August 2015, including interest ranging from 10% to 12%, and convertible at $0.24 per common share, and with anti-dilution features.	7,421,512	-

	7,421,512	3,919,362
Less unamortized discount	-	(846,656)

	7,421,512	3,072,706
Less current portion	-	(2,232,686)

	$7,421,512	840,020

During 2010 principal of $4,619,362 and related accrued interest on certain long-term notes payable and long-term convertible promissory notes were refinanced in the form of new long-term convertible promissory notes.

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

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 4 – Long-Term Debt (continued)

Long-Term Convertible Promissory Notes (continued)

The fair values of the conversion options are recorded as discounts on the face values of the notes and are $0 and $846,656 at December 31, 2010 and 2009, respectively. These amounts are amortized using the straight-line method over the term of the notes.  During the year ended December 31, 2010, the Company recorded $846,656 as interest expense due to amortization of the discounts.

Long-Term Notes Payable

Long-term notes payable consist of:

	2010	2009
Note Payable – Bluemont Investment Ltd, payable in full by August 27, 2010 including interest at 10%.	$-	200,000

Note Payable - Global Convertible Megatrend Ltd., unsecured, principal payable in full on February 23, 2010, interest at 10% and payable at the end of each fiscal quarter, accrued interest convertible to common shares at $0.48 per share.	-	500,000

	-	700,000
Less current portion	-	(200,000)

	$-	500,000

On February 23, 2010 the long-term notes payable and related accrued interest were refinanced in the form of long-term convertible promissory notes.

Summary

A summary of long-term debt is as follows:

	$2010	2009

Convertible debentures	3,848,393	3,320,000
Long-term convertible promissory notes	7,421,512	3,072,706
Long-term notes payable	-	700,000

	11,269,905	7,092,706
Less current portion	-	(5,752,686)

	$11,269,905	1,340,020

Accrued interest related to long-term debts is included with Accrued Expenses on the Balance Sheets and amounts to $436,673 and $1,517,484 as of December 31, 2010 and 2009, respectively.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 5 – Related Party Transactions

The Company has an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the year ended December 31, 2010 and 2009, the Company recognized consulting expense of $120,480 and $118,000 respectively.

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options for 1,700,000 shares of common stock, tenure stock options for 5,650,000 shares of common stock.

The term of the agreement is for four years and expires in April 2011.  During the year ended December 31, 2010 and 2009, the Company recognized consulting expense of $150,000 and $150,000 respectively to Gil Burciaga. During 2010 and 2009, the Company’s board of directors authorized cash bonuses to Gil Burciaga of $0 and $150,000 respectively.

Note 6 – Related Party Payables

Related party payables consist of:

	$2010	2009

Convertible Promissory Notes Payable – secured, maturing between May 2015 and August 2015, including interest at 10%, and convertible at $0.24 per common share, and with anti-dilution features.	2,662,000	-

Convertible Promissory Notes Payable – secured, maturing between May 2010 and August 2010, including interest at 10% and convertible at $0.48 per common share.	-	2,000,000

Accrued interest on related party convertible promissory notes payable	130,912	539,010

Amounts due to directors of the Company for consulting fees.	94,200	-

	2,887,112	2,539,010
Less unamortized discount	-	(313,412)

	2,887,112	2,225,598
Less current portion	(94,200)	(2,225,598)

	$2,792,912	-

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 6 – Related Party Payables (continued)

During 2010, principal of $2,000,000 and related accrued interest on all related party convertible promissory notes were refinanced in the form of new related party convertible promissory notes.

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

The fair values of the conversion options are recorded as discounts on the face values of the notes and are $0 and $313,412 at December 31, 2010 and 2009, respectively. These amounts are amortized using the straight-line method over the term of the notes.  During the year ended December 31, 2010, the Company recorded $313,412 as interest expense due to amortization of the discounts.

Note 7 – Reverse Stock Split

On August 31, 2010, the stockholders of the Company approved a 1 for 6 reverse stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

Note 8 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2010	2009

Interest	$-	-
Income tax	$-	-

During the year ended December 31, 2010, the Company:

•         Extended the Carson oil and gas leases in exchange for long-term convertible promissory notes of $1,344,130.

•         Converted accrued interest expense of $2,648,413 into principal on long-term convertible promissory notes, long-term notes payable, and long-term convertible debentures.

•         Recognized debt extinguishment income of $1,295,178 related to the discharge of accounts payable.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 8 – Supplemental Cash Flow Information  (continued)

During the year ended December 31, 2009, the Company:

•         Recorded an impairment loss of $1,506,696 related to the expiration of an oil and gas lease.

•         Issued 297,725 shares of common stock to extinguish $23,818 in accrued interest on convertible debentures.

Note 9 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Years Ended December 31,		Cumulative
	2010	2009	Amounts
Federal tax benefit at statutory rate	$(834,000)	(2,875,000)	(18,099,000)
Change in valuation allowance	834,000	2,875,000	18,099,000
	$-	-	-

Deferred tax assets are as follows:

	2010	2009

Net operating loss carryforwards	$18,099,000	17,265,000
Valuation allowance	(18,099,000)	(17,265,000)

	$-	-

The Company has net operating loss carryforwards of approximately $55,000,000, which begin to expire in the year 2014. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 10 – Preferred Stock

The Company’s preferred stock may have such rights, preferences, and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2010.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 11 – Common Stock Options and Warrants

Common stock options and warrants are as follows:

			Exercise
	Number of		Price
	Options	Warrants	Per Share

Outstanding at January 1, 2009	1,933,333	1,211,275	$1.20 - 6.00
Expired	-	(1,158,756)	4.32 - 6.00

Outstanding at December 31, 2009	1,933,333	52,519	1.20 - 1.80
Expired	-	(52,519)	1.80

Outstanding at December 31, 2010	1,933,333	-	$1.20

The following table summarizes information about common stock options outstanding at December 31, 2010:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.20	1,933,333	7.6	$ 1.20	1,875,000	$ 1.20

At December 31, 2010 there was $71,694 of unrecognized compensation costs related to non-vested share based compensation arrangements granted under the Company’s 2008 Stock Option Plan. Those costs are expected to be recognized during the quarter ended March 31, 2011.

Note 12 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain oil and gas leases.

Note 13 — Fair Value of Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2010 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 14 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Except as noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

During April 2011, the Company granted an option to purchase 3,000,000 shares of its common stock to a former director and officer for a period of three years from the date of grant at an exercise price of $0.25 per share in connection with a resignation and settlement agreement.

During January and February 2011, the Company received payment in full for subscriptions receivable in the amount of $142,200.

Note 15 – Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 15 – Recent Accounting Pronouncements (continued)

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on our financial position or results of operations.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

SUPPLEMENTARY SCHEDULES ON OIL AND GAS OPERATIONS

December 31, 2010 and 2009

Supplemental Oil and Gas Information – ASC 932

The Company has no proved reserves and no oil and gas production and therefore has not presented the information required under ASC 932 for proved reserves.

Capitalized Costs

	December 31,
	2010	2009

Proved oil and gas properties	$-	-
Unproved oil and gas properties	9,312,905	7,940,018

Total capital costs	9,312,905	7,940,018
Accumulated depletion	-	-

Net capitalized costs	$9,312,905	7,940,018

Costs Incurred

	December 31,
	2010	2009

Acquisitions:
Proved reserves	$-	-
Unproved reserves	-	149,661

Total acquisitions	-	149,661
Exploration costs	-	-
Development costs	1,372,887	1,937,199
Asset retirement obligations	-	-

Total costs incurred	$1,372,887	2,086,860

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Markus Mueller	52	2003	Chairman of the board of directors
Nora Coccaro	54	1999	Director
Christian Russenberger	42	2008	CEO, CFO, PAO and director

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

Between September 1998 and December 2005 Ms. Coccaro acted as the Consul of Uruguay to Western Canada.

Christian Russenberger was appointed to the Company’s board of directors on March 31, 2008 and as its CEO, CFO and PAO on April 14, 2011.

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

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are unaware persons who, during the period ended December 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, except the following:

•         Gilbert Burciaga

•         Christian Russenberger

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

Director Compensation

During the year ended December 31, 2010 the Company did not compensate it directors for their services as directors.

During the year ended December 31, 2010, the Company compensated one of its former directors pursuant to an employment agreement for his services as chief executive officer and compensated one of its directors pursuant to a consulting agreement for her services as vice-president of corporate affairs.

The following table provides summary information for the year ended December 31, 2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Director’s Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Markus Mueller, chairman	-	-	-	-	-	- ***	-
Nora Coccaro	120,480*	-	-	-	-	-	120,480
Gilbert Burciaga	150,000**	-	225,327	-	-	-	375,327
Christian Russenberger	-	-	-	-	-	- ***	-

*      Pursuant to a consulting agreement; amount paid for Ms. Coccaro’s services as vice-president of corporate affairs.

**    Pursuant to an employment agreement; amount paid or accrued to Mr. Burciaga’s for services as chief executive officer; resigned as officer and director on April 14, 2011.

***  On April 30, 2009 Mr. Mueller and Mr. Russenberger entered into an agreement with the Company whereby the Company agreed to pay the directors’ legal costs related to a third-party claim against Abram Janz (see Item 3. Legal Proceedings) in exchange for 100% of the recovered damages. The legal proceedings were concluded in 2010.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to incentivize our chief executive officer for services rendered that includes a salary, stock options awards, and at the sole discretion of the Company, an annual bonus. We utilize these forms of compensation because the Company feels that these compensatory elements are adequate to retain and motivate its chief executive officer. The amounts we have deemed appropriate to compensate our chief executive officer were determined in accordance with compensatory packages similar to other development stage exploration companies though it is based on no specific formula. While we have determined that our compensatory program is appropriately suited to accomplishing our current objectives, we may in the future expand our compensation program to include additional benefits.

Executive compensation paid or accrued to our former chief executive officer for the year ended December 31, 2010 was $375,327 as compared to $525,327 for the year ended December 31, 2009. The decrease in executive compensation over the comparative periods is attributable to a decision not to award any bonus compensation in 2010. The decision not to award a cash bonus to our former chief executive officer in 2010 can be attributed to fiscal constraints due to the non-productive nature of drilling activities to date. We expect that future executive compensation for our current chief executive officer will fluctuate from that paid this year ended based on the prospect of additional stock options and the results of operations moving forward.

Compensation paid to our vice-president of corporate affairs for the year ended December 31, 2010 was $120,480 as compared to $118,000 for the year ended December 31, 2009. The increase in compensation over the comparative periods is attributed to a salary increase. We expect future compensation for our vice-president of corporate affairs to remain relatively consistent with that amount paid this year.

Tables

The following table provides summary information for the years 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gilbert Burciaga: CEO, CFO, PAO and director*	2010 2009	150,000 150,000	- 150,000	- -	225,327 225,327	- -	- -	- -	375,327 525,327
Nora Coccaro: Vice- President of Corporate Affairs and Director.	2010 2009	120,480 118,000	- -	- -	- -	- -	- -	- -	120,480 118,000

* Resigned as officer and director on April 14, 2011.

The following table provides summary information for the year ended December 31, 2010, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000:

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Gilbert Burciaga	1,525,000	58,334	-	1.20	June 12, 2018	-	-	-	-
Nora Coccaro	91,667	-	-	1.20	June 12, 2018	-	-	-	-

The Company had a consulting agreement with its executive officer, effective May 1, 2007, through April 30, 2011, for (i) an annual salary of $150,000, (ii) at the Company’s discretion, an annual bonus and (iii) performance, tenure, and incentive stock options. The agreement was terminated on April 14, 2011.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our current executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 13,957,697 shares of common stock issued and outstanding as of April 15, 2011 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Christian Russenberger* CEO, CFO, PAO and director Meierhofrain 36, CH-8820 Wädenswil, Switzerland	Common	909,167 (116,667 options and 11,091,666 convertible shares)	6.5%
Markus Mueller, director Bleicherweg 66, CH-8022 Zurich, Switzerland	Common	1,405,731 (116,667 options)	10.1%
Nora Coccaro, director Rio Negro 1245, Apartment 102 Postal Code 1100, Montevideo, Uruguay	Common	75,587 (91,667 options)	0.5%
Officer and directors (three) as a group	Common	2,390,485	17.1%

*  Christian Russenberger is the owner of 722,500 common shares and 116,667 options and is considered the beneficial owner of (i) 186,667 common shares and $1,863,400 in debt convertible into 7,764,166 common shares held by Global Project Finance AG and (ii) $798,600 in debt convertible into 3,327,500 common shares held by CR Innovations AG.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting fees, bonus and option grants:

•         Gilbert Burciaga, our former sole executive officer and a former director, entered into an employment agreement dated effective May 1, 2007 pursuant to which he accrued $150,000 in consulting fees for the annual period ended December 31, 2010. Mr. Burciaga had further vested an additional 183,334 stock options to purchase shares of the Company’s common stock at an exercise price of $1.20 exercisable for ten years from the date of grant as of the year ended December 31, 2010. On April 14, 2011 Mr. Burciaga, in connection with his resignation, agreed to cancel his outstanding options in exchange for the option to purchase 3,000,000 common shares for a period of three years from the date of grant at an exercise price of $0.25 per share.

•         Nora Coccaro, vice-president of corporate affairs and a director, pursuant to a consulting agreement dated March 16, 2000, realized $120,480 in consulting fees for the year ended December 31, 2010.

•         Christian Russenberger, a director of the Company and its current sole executive officer as of April 14, 2011, purchased 97,500 shares of common stock in exchange for $7,800 at $0.08 per share on November 8, 2010 prior to his appointment a chief executive officer, chief financial officer and principal accounting officer on April 14, 2011. He also purchased 625,000 shares of common stock in exchange for $50,000 at $0.08 per share as of December 31, 2010.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BehlerMick PS (“BehlerMick”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2010. Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2009. The aggregate fees billed by BehlerMick for our annual financial statements and review of our quarterly financial statements in 2010 were $2,901 and the aggregate fees billed by Chisholm for our annual financial statements and review of our quarterly financial statements in 2009 were $29,000.

Audit Related Fees

BehlerMick and Chisholm billed to the Company no fees in 2010 or 2009 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

BehlerMick and Chisholm billed to the Company no fees in 2010 or 2009 for professional services rendered in connection with the preparation of our tax returns for the periods.

All Other Fees

BehlerMick and Chisholm billed to the Company no fees in 2010 or 2009 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by BehlerMick and Chisholm, as detailed above, were pre-approved by our board of directors. Our independent auditors, BehlerMick, performed all work using only their own full-time permanent employees.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-24, and are included as part of this Form 10-K:

            Financial Statements of the Company for the years ended December 31, 2010 and 2009:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Schedules on Oil and Gas Operations

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

Providence Resources, Inc.	Date
/s/ Christian Russenberger By: Christian Russenberger Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Christian Russenberger Christian Russenberger Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 15, 2011
/s/ Markus Mueller Markus Mueller Director	April 15, 2011
/s/ Nora Coccaro Nora Coccaro Director	April 15, 2011

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

21*                  Subsidiaries of the Company (incorporated by reference from the Form 10-Q filed with the Commission on November 22, 2010).

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