Form 10-Q
period 2011-03-31
PROVIDENCE RESOURCES INC
filed 2011-05-18
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

(210) 807-4204

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at May 16, 2011, was 13,957,697.

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

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets:
Cash	$55,286	742

Total current assets	55,286	742

Restricted cash	1,025,000	1,025,000
Unproved oil and gas properties, not subject to amortization	9,312,905	9,312,905

Total assets	$10,393,191	10,338,647

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,087	26,100
Related party payables	126,244	94,200

Total current liabilities	134,331	120,300

Accrued expenses	705,143	436,673
Related party payables	2,858,550	2,792,912
Long-term debt, less current portion	11,269,905	11,269,905

Total liabilities	14,967,929	14,619,790

Commitments and contingencies
	-	-
Stockholders' deficit:
Providence Resources, Inc. stockholders' deficit:
Preferred stock, $0.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 13,957,697 and 13,957,697 shares issued
and outstanding, respectively	1,396	1,396
Additional paid-in capital	51,046,717	51,046,717
Subscription receivable	-	(142,200)
Deferred stock compensation	-	(71,695)
Deficit accumulated during the development stage	(55,773,824)	(55,266,334)

Total Providence Resources, Inc. stockholders' deficit	(4,725,711)	(4,432,116)
Non-controlling interest	150,973	150,973

Total stockholders' deficit	(4,574,738)	(4,281,143)

Total liabilities and stockholders' deficit	$10,393,191	10,338,647

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010 and Cumulative Amounts

			Cumulative
	2011	2010	Amounts

Sales	$-	$-	350
Cost of sales	-	-	25,427

Gross loss	-	-	(25,077)

General and administrative expenses	173,381	931,264	15,655,203

Loss from operations	(173,381)	(931,264)	(15,680,280)

Other income (expense):
Interest income	-	969	564,420
Interest expense	(334,109)	(847,277)	(15,618,963)
Impairment of capital assets	-	-	(22,897,522)
Debt extinguishment and conversion income (expense)	-	-	195,337
Gain on sale of assets	-	-	1,119,109

Loss before income taxes and discontinued operations	(507,490)	(1,777,572)	(52,317,899)

Provision for income taxes	-	-	-

Loss from continuing operations	(507,490)	(1,777,572)	(52,317,899)

Loss from discontinued operations, net of tax	-	-	(3,407,279)

Net loss before cumulative effect of accounting change	(507,490)	(1,777,572)	(55,725,178)

Cumulative effect of accounting change, net of tax	-	-	(102,500)

Net loss	(507,490)	(1,777,572)	(55,827,678)

Net loss attributable to the non-controlling interest	-	-	53,854

Net loss attributable to Providence Resources, Inc.	$(507,490)	$(1,777,572)	(55,773,824)

Loss per common share from continuing operations -
basic and diluted	$(0.04)	$(0.03)
Loss per common share from discontinued operations -
basic and diluted	$-	$-
Loss per common share -
basic and diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding -
basic and diluted	13,957,697	62,472,179

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 and Cumulative Amounts

			Cumulative
	2011	2010	Amounts
Cash flows from operating activities:
Net loss	$(507,490)	(1,777,572)	(55,773,824)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock and options compensation expense	71,695	56,332	2,657,842
Shares issued for debt and accrued interest	-	-	7,308,665
Amortization of conversion rights on debt	-	582,530	6,261,258
Depreciation, amortization, and impairment	-	-	23,154,151
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain from debt extinguishments	-	-	(502,722)
Loss on sale of assets	-	-	(1,119,109)
Allowance for losses on receivables, net	-	-	33,123
Decrease in:
Receivables and prepaid expenses	-	-	144,893
Inventory	-	-	374,515
Increase (decrease) in:
Accounts payable	(18,013)	439,760	1,900,289
Accrued expenses	268,470	264,747	3,997,233
Related party payables	97,682	45,540	292,194

Net cash used in operating activities	(87,656)	(388,663)	(8,783,196)

Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of property and equipment and intangibles	-	(20,257)	(12,285,593)
Proceeds from sale of assets	-	-	7,212,800
Payments received on notes receivable	-	-	316,877
Issuance of notes receivable	-	-	(616)

Net cash used in investing activities	-	(20,257)	(13,570,022)

Cash flows from financing activities:
Proceeds from long-term debt	-	-	10,047,172
Issuance of common stock	-	-	13,505,779
Collection of stock subscription	142,200	-	142,200
Purchase of common stock	-	-	(100,000)
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Payments on long-term debt	-	-	(256,889)

Net cash provided by financing activities	142,200	-	23,433,504

Net increase (decrease) in cash	54,544	(408,920)	1,080,286

Cash, beginning of period	1,025,742	2,088,316	-

Cash, end of period	$1,080,286	1,679,396	1,080,286

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

The Company was organized on February 17, 1993 (date of inception) under the laws of the State of Texas. PRE was formed to acquire leases in Texas for oil and gas exploration and development. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. CCP was formed for constructing an oil and gas pipeline. PDX and CCP have had no activity during 2011. PRT has been without operations since inception.

PRE is involved in exploration activities for the recovery of oil or natural gas products from the Ellenburger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs underlying approximately 13,341 gross acres of oil and gas leases in Val Verde County, Texas.

The Company is an exploration stage company as defined by applicable accounting standards.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2011.

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended , filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 2 — Going Concern

As of , the Company’s anticipated revenue generating activities have not begun, resulting in negative cash flows from operations, losses of approximately $56,000,000 since inception and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

The Company will require additional funding over the next twelve months in the form of debt or equity financing. However, the Company has no financing in place and has no assurance that it will be able to generate funding sufficient to fund business operations. Unless the Company is able to generate funding in the near term, its ability to continue as a going concern will be in doubt.

Note 3 – Restricted Cash

PRE has extended its Carson acreage leases until February 29, 2013. The extension obligates PRE to drill two additional wells on the Carson acreage. PRE can secure the leases past February 29, 2013 with continuous development of the acreage. Per the leases’ terms, PRE has deposited $1,000,000 with a bank, and these funds must be held in escrow until the Company drills the two additional wells. Correspondingly, the bank has issued a $1,000,000 letter of credit to Carson.

The Company has arranged a $25,000 letter of credit with the same bank by collateralizing the first $25,000 in PRI’s checking account for the benefit of PRT to be qualified as an oil and gas wells operator with the Texas Railroad Commission.

As of  March 31, 2011 no funds had been drawn against these letters of credit.

Note 4 – Related Party Transactions

The Company has an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the three months ended March 31, 2011 and March 31, 2010 the Company recognized consulting expense of $30,120 and $30,120 respectively.

The Company has an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provides for an annual base salary of $150,000, incentive stock options for 1,700,000 shares of common stock,  and tenure stock options for 5,650,000 shares of common stock. The term of the agreement is for four years and expires in April 2011 (see Note 8).  During the three months ended March 31, 2011 and March 31, 2010 the Company recognized consulting expense of $37,500 and $37,500 respectively.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 5 – Related Party Payables

Related party payables consist of:

	March 31,	December 31,
	2011	2010
Convertible Promissory Notes Payable – secured, maturing between May 2015 and August 2015, including interest at 10%, and convertible at $0.24 per common share, and with anti-dilution features.	$2,662,000	2,662,000

Accrued interest on related party convertible promissory notes payable	196,550	130,912

Amounts due to directors of the Company for consulting fees	126,244	94,200

	2,984,794	2,887,112
Less current portion	(126,244)	(94,200)

	$2,858,550	2,792,912

Notes previously identified as being secured are collateralized by one or more of the following:

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

•         Properties, rights, and assets of the Company.

Note 6 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

	2011	2010

Interest	$-	-
Income tax	$-	-

Note 7 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain oil and gas leases.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Except as noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On April 14, 2011, a resignation and separation agreement was signed by Gil Burciaga as the Company’s president, CEO, and director of the Company. As part of the agreement, Mr. Burciaga agreed to cancel his outstanding options and accrued consulting fees payable of $102,500 for the option to purchase 3,000,000 common shares for a period of three years from the date of grant at an exercise price of $0.25 per share.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 9 – Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on our financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2011.

During the three month period ended March 31, 2011 the Company was involved in (i) assessing the drilling results associated with the Carson 10-1 and Carson 12-1 wells in Val Verde County, (ii) seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells, and (iii) satisfying continuous public disclosure requirements.

The Company intends to complete its Carson 10-1 and Carson 12-1 wells in Val Verde County, Texas, over the next twelve months in the Ellenberger formation and may test the Strawn formation. Efforts to complete the wells and test the underlying structures have been delayed pending the receipt of financing commitments. Development of the Val Verde County leases going forward will be dependent on the Carson completion results. Such operations will require an additional $4,000,000 in funding. The Company does not have a commitment for this funding in place though management continues to seek out prospective investors and partners.

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

Results of Operations

Net Losses

For the period from inception until March 31, 2011, the Company incurred net losses of $55,827,678. Net losses for the three months ended March 31, 2011, were $507,490 as compared to $1,777,572 for the three months ended March 31, 2010. The decrease in net losses over the comparable periods can be attributed to lower general and administrative expenses and lower interest expenses in the current three month period. We expect to continue to operate at a loss through at least fiscal 2011 due to the nature of our exploration and development activities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011, were $173,381 as compared to $931,264 for the three months ended March 31, 2010. The decrease in general and administrative expenses over the comparable periods can be primarily attributed to a decrease in legal fees in the current three month period. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will continue to decrease in line with decreased employment costs.

Other Income (Expense)

Interest income for the three months ended March 31, 2011, decreased to $0 from $969 for the three months ended March 31, 2010 due to a decrease in cash over the comparative three month periods. We do not expect to realize interest income until such time as additional debt or equity financings are in place.

Interest expense for the three months ended March 31, 2011 decreased to $334,109 from $847,277 for the three months ended March 31, 2010 due to discounts on debt amortizing through interest expense. We expect that interest expense will remain lower in all periods for 2011 as compared to 2010.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past three years and that any inflationary pressure on our activities can be offset by improved operating efficiencies.

Capital Expenditures

The Company has spent significant amounts of capital for the period from inception to March 31, 2011, on unproved oil and gas properties, pipeline construction, and related exploration costs. However, some prior oil and gas capital expenditures have been impaired and expensed during the period from inception to March 31, 2011. Unproved oil and gas property costs as of March 31, 2011 and December 31, 2010 were $9,312,095.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

 At March 31, 2011, we had a working capital deficit of $79,035.

At March 31, 2011, we had current assets of $55,286 consisting of cash on hand and total assets of $10,393,191 that consisted of current assets, restricted cash, and undeveloped oil and gas leases in Val Verde County, Texas.

At March 31, 2011, the Company had current liabilities of $134,331, consisting of accounts payable and related party payables. Total liabilities of $14,967,929 consisted of current liabilities, accrued expenses, related party payables and long-term debt less the current portion.

Total stockholders’ deficit was $4,574,738 as of March 31, 2011.

For the period from inception until March 31, 2011 we used cash flow in operating activities of $8,783,196. Cash flow used in operating activities for the three months ended March 31, 2011 was $87,656 as compared to $388,663 for the three months ended March 31, 2010. The decrease in cash flow used in operating activities in the current three month period can be primarily attributed to changes in net loss from operations and the decrease in accounts payable. We expect to continue to use cash flow from operating activities until such time as revenue generating activities are in place.

For the period from inception until March 31, 2011, we used cash flow in investing activities of $13,570,022. Cash flow used in investing activities for the three months ended March 31, 2011 was $0 as compared to $20,257 for the three months ended March 31, 2010. Cash flow used in investing activities in the prior three month period is due to the acquisition of property and equipment. We expect to continue to use cash flow in investing activities as our unproven oil and gas properties are developed.

For the period from inception until March 31, 2011, we realized cash flow provided by financing activities of $23,433,504. Cash flow provided by financing activities for the three months ended March 31, 2011 was $142,200 as compared to $0 for the three months ended March 31, 2010. Cash flow provided by financing activities in the current three month period can be attributed to the collection of a stock subscription receivable for shares of the Company’s common stock. We expect to continue to realize cash flow provided by financing activities in the near term as the Company requires additional debt or equity financing to sustain and develop operations.

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

We have no lines of credit or bank financing arrangements in place though we do have two letters of credit in the aggregate amount of $1,025,000 held respectively as a performance bond for the owners of the Val Verde County properties and a reclamation bond for the Texas Railroad Commission.

We have material commitments to the owners of the Val Verde County leases for future capital expenditures related to exploration activities which require us to drill two additional wells on or before February 28, 2013. The material commitment is approximately $10,000,000.

We have no defined benefit plan or contractual commitment with any of our officers or directors except in connection with stock option grants authorized pursuant to our 2008 Stock Option Plan with each of our executive officer directors.

We have no plans for the purchase or sale of any plant or equipment.

We have no plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditor expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $55,266,334 as of December 31, 2010. These conditions raise substantial doubt about the Company’s future.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the years ended December 31, 2010 and 2009,  included on Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 9 to our consolidated financial statements for recent accounting pronouncements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s audits for the periods ended December 31, 2010 and 2009 expressed substantial doubt as to its ability to continue as a going concern due to a lack of revenue generating activities and the accumulation of significant losses of $55,266,334 as of December 31, 2010 which had increased to $55,773,824 as of March 31, 2011. Unless we overcome our dependence on financings to stay in business by generating revenue from operations, our ability to continue as a going concern will remain in jeopardy.

We cannot represent that the Company will be successful in continuing operations.

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

Our operational results depend on the exploration and operational efforts of third parties.

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

Since energy prices are volatile, any substantial decrease in prices would impact the Company’s ability to operate profitably, should we be successful in producing oil and gas.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Christian Russenberger By: Christian Russenberger Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	May 16, 2011

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