Form 10-Q
period 2011-06-30
PROVIDENCE RESOURCES INC
filed 2011-08-15
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at August 15, 2011, was 13,957,697.

TABLE OF CONTENTS PART 1- FINANCIAL INFORMATION
Item1.	Financial Statements:	3
	Consolidated Balance Sheets as of June 30, 2011(Unaudited) and December 31, 2010	4
	Unaudited Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010, and cumulative amounts since inception	5
	Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and cumulative amounts since inception	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	16
	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	(Removed and Reserved)	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
	Signatures	23
	Index to Exhibits	24

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

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$10,859	742

Total current assets	10,859	25,513
Restricted cash	1,025,000	1,025,000
Unproved oil and gas properties, not subject to amortization	9,312,905	9,312,905
Total assets	$10,348,764	10,338,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$45,640	26,100
Related party payables	16,080	94,200

Total current liabilities	61,720	120,300
Accrued expenses	979,906	436,673
Related party payables	2,926,012	2,792,912
Long-term debt	11,269,905	11,269,905
Total liabilities	15,237,543	14,619,790
Commitments and contingencies
Stockholders' deficit:
Providence Resources, Inc. stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares
authorized, 13,957,697 and 10,412,030 shares issued
and outstanding, respectively	1,396	1,396
Additional paid-in capital	51,788,072	51,046,717
Subscription receivable	-	(142,200)
Deferred stock compensation	-	(71,695)
Deficit accumulated during the development stage	(56,829,220)	(55,266,334)
Total Providence Resources, Inc. stockholders' deficit	(5,039,752)	(4,432,116)
Non-controlling interest	150,973	150,973
Total stockholders' deficit	(4,888,779)	(4,281,143)
Total liabilities and stockholders' deficit	$10,348,764	10,338,647

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2011 and 2010 and Cumulative Amounts

	Three months ended		Six months ended
	June 30,		June 30,		Cumulative
	2011	2010	2011	2010	Amounts

Sales	$-	$-	$-	$-	$350
Cost of sales	-	-	-	-	25,427

Gross loss	-	-	-	-	(25,077)

General and administrative expenses	713,171	161,777	886,553	1,093,041	16,368,375

Loss from operations	(713,171)	(161,777)	(886,553)	(1,093,041)	(16,393,452)

Other income (expense):
Interest income	-	-	-	969	564,420
Interest expense	(342,225)	(685,446)	(676,333)	(1,532,723)	(15,961,187)
Impairment of capital assets	-	-	-	-	(22,897,522)
Debt extinguishment and conversion income	-	1,060,763	-	1,060,763	195,337
Gain on sale of assets	-	-	-	-	1,119,109

Income (loss) before income taxes and discontinued operations	(1,055,396)	213,540	(1,562,886)	(1,564,032)	(53,373,295)

Provision for income taxes	-	-	-	-	-

Income (loss) from continuing operations	(1,055,396)	213,540	(1,562,886)	(1,564,032)	(53,373,295)

Loss from discontinued operations, net of tax	-	-	-	-	(3,407,279)

Net income (loss) before cumulative effect
of accounting change	(1,055,396)	213,540	(1,562,886)	(1,564,032)	(56,780,574)

Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)

Net income (loss)	(1,055,396)	213,540	(1,562,886)	(1,564,032)	(56,883,074)

Net income (loss) attributable to the
non-controlling interest	-	-	-	-	53,854

Net income (loss) attributable to
Providence Resources, Inc.	$(1,055,396)	$213,540	$(1,562,886)	$(1,564,032)	(56,829,220)

Income (loss) per common share from continuing
operations - basic and diluted	$(0.08)	$0.02	$(0.11)	$(0.15)
Income (loss) per common share from
discontinued operations - basic and diluted	$-	$-	$-	$-
Income (loss) per common share -
basic and diluted	$(0.08)	$0.02	$(0.11)	$(0.15)
Weighted average common shares outstanding -
basic and diluted	13,957,697	10,218,825	13,957,697	10,314,894

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 and Cumulative Amounts

			Cumulative
	2011	2010	Amounts
Cash flows from operating activities:
Net loss	$(1,562,886)	(1,564,032)	(56,829,220)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock and options compensation expense	813,050	112,664	3,399,197
Shares issued for debt and accrued interest	-	-	7,308,665
Amortization of conversion rights on debt	-	979,866	6,261,258
Depreciation, amortization, and impairment	-	-	23,154,151
Non-controlling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain from debt extinguishments	-	-	(502,722)
Gain on sale of assets	-	-	(1,119,109)
Allowance for losses on receivables, net	-	-	33,123
Decrease in:
Receivables and prepaid expenses	-	-	144,893
Inventory	-	-	374,515
Increase (decrease) in:
Accounts payable	19,540	(932,052)	1,937,842
Accrued expenses	543,233	552,858	4,271,996
Related party payables	54,980	36,700	249,492
Net cash used in operating activities	(132,083)	(813,996)	(8,827,623)
Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of property and equipment and intangibles	-	(28,757)	(12,285,593)
Proceeds from sale of assets	-	-	7,212,800
Payments received on notes receivable	-	-	316,877
Issuance of notes receivable	-	-	(616)
Net cash used in investing activities	-	(28,757)	(13,570,022)
Cash flows from financing activities:
Proceeds from long-term debt	-	-	10,047,172
Issuance of common stock	-	-	13,505,779
Collection of stock subscription	142,200	-	142,200
Purchase of common stock	-	(100,000)	(100,000)
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Payments on long-term debt	-	-	(256,889)

Net cash provided by (used in) financing activities	142,200	(100,000)	23,433,504

Net increase (decrease) in cash	10,117	(942,753)	1,035,859

Cash, beginning of period	1,025,742	2,088,316	-

Cash, end of period	$1,035,859	1,145,563	1,035,859

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Providence Resources, Inc. (Providence Resources) and its wholly owned subsidiary PRE Exploration, LLC (PRE).  PRE has three subsidiaries: PDX Drilling I, LLC (PDX) and PRT Holdings, LLC (PRT) which are wholly owned and Comanche County Pipeline, LLC (CCP) that is ninety percent owned.  Collectively, these entities are referred to as the Company.

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

PRE is involved in exploration activities for the recovery of oil or natural gas products from the Ellenberger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs underlying approximately 13,341 gross acres of oil and gas leases in Val Verde County, Texas.

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

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 2 – Going Concern

As of June 30, 2011, the Company’s anticipated revenue generating activities have not begun, resulting in negative cash flows from operations, losses of approximately $57,000,000 since inception and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

As of June 30, 2011 no funds had been drawn against these letters of credit.

Note 4 – Related Party Transactions

The Company has an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the six months ended June 30, 2011 and 2010, the Company recognized consulting expense of $60,240 and $60,240 respectively.

The Company had an agreement with Gil Burciaga as the Company’s president, CEO, and director. The agreement provided for an annual base salary of $150,000, incentive stock options for 1,700,000 shares of common stock, and tenure stock options for 5,650,000 shares of common stock. During the six months ended June 30, 2011 and 2010, the Company recognized consulting expense of $43,750 and $75,000 respectively to Gil Burciaga. On April 14, 2011, a Resignation and Separation Agreement (the “Agreement”) was signed by Gil Burciaga as the Company’s president, CEO, and director of the Company. As part of the agreement, Mr. Burciaga agreed to cancel his outstanding options and accrued consulting fees payable of $118,750 for the option to purchase 3,000,000 common shares for a period of three years from the date of grant at an exercise price of $0.25 per share, resulting in a recognition of stock option expense of $622,605 during the three months ended June 30, 2011.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 5 – Related Party Payables

Related party payables consist of:

	June 30,	December 31,
	2011	2010
Convertible Promissory Notes Payable – secured, maturing between May 2015 and August 2015, including interest at 10%, and convertible at approximately $0.18 per common share, and with anti-dilution features	$2,662,000	2,662,000

Accrued interest on related party convertible promissory notes payable	196,550	130,912

Amounts due to directors of the Company for consulting fees	16,080	94,200

	2,942,092	2,887,112
Less current portion	(16,080)	(94,200)

	$2,926,012	2,792,912

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

June 30, 2011

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

Note 9 – Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2011.

During the three and six month periods ended June 30, 2011 the Company was involved in (i) assessing the drilling results associated with the Carson 10-1 and Carson 12-1 wells in Val Verde County, (ii) seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells, and (iii) satisfying continuous public disclosure requirements.

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

Results of Operations

Net Losses/Income

For the period from inception until June 30, 2011, the Company incurred net losses of $56,829,220. Net losses for the three months ended June 30, 2011 were $1,055,396 as compared to a net income of  $213,540for the three months ended June 30, 2010. Net losses for the six months ended June 30, 2011 were $1,562,886 as compared to net losses of $1,564,032 for the six months ended June 30, 2010. The transition from net income to net losses in the current three month period can be primarily attributed to the increase in general and administrative expenses over the comparative periods and debt extinguishment income in the prior period. Net losses over the comparable six month periods can be attributed to general and administrative expenses and interest expenses. We expect to continue to operate at a loss through 2011 due to the nature of our exploration and development activities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011, were $713,171 as compared to $161,777 for the three months ended June 30, 2010. General and administrative expenses for the six months ended June 30, 2011 were $886,553 as compared to $1,093,041 for the six months ended June 30, 2010. The increase in general and administrative expenses over the comparable three month periods can be primarily attributed to a stock option expense of $694,300 related to the separation agreement with our former executive officer. The decrease in general and administrative expenses over the comparable six month periods can be primarily attributed to a decrease in management fees over the current six month period. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will decrease in future periods as management continues to look to operating efficiencies.

Other Income (Expense)

Interest income for the three months ended June 30, 2011 and June 30, 2010 was $0. Interest income for the six months ended June 30, 2011 decreased to $0 from $969 for the six months ended June 30, 2010 due to a decrease in cash over the comparative three and six month periods. We do not expect to realize future interest income until such time as additional debt or equity financings are in place.

Interest expense for the three months ended June 30, 2011 decreased to $342,225 from $685,446 for the three months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 decreased to $676,333 from $1,532,723 for the six months ended June 30, 2010 due to discounts on debt amortizing through interest expense. We expect that interest expense will remain lower in all periods for 2011 as compared to 2010.

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

Capital Expenditures

The Company has spent significant amounts of capital for the period from inception to June 30, 2011, on unproved oil and gas properties, pipeline construction, and related exploration costs. However, some prior oil and gas capital expenditures have been impaired and expensed during the period from inception to June 30, 2011. Unproved oil and gas property costs as of June 30, 2011 and December 31, 2010 were $9,312,095.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

 At June 30, 2011, we had a working capital deficit of $50,861.

At June 30, 2011, we had current assets of $10,859 consisting of cash on hand and total assets of $10,348,764 that consisted of current assets, restricted cash, and undeveloped oil and gas leases in Val Verde County, Texas.

At June 30, 2011, the Company had current liabilities of $61,720, consisting of accounts payable and related party payables. Total liabilities of $15,237,543 consisted of current liabilities, accrued expenses, related party payables and long-term debt.

Total stockholders’ deficit was $4,888,779 as of June 30, 2011.

For the period from inception until June 30, 2011 we used cash flow in operating activities of $8,827,623. Cash flow used in operating activities for the six months ended June 30, 2011 was $132,083 as compared to $813,996 for the six months ended June 30, 2010. The decrease in cash flow used in operating activities in the current six month period can be primarily attributed to the increase in non-cash compensation, a decrease in conversion rights on debt and the change in accounts payable. We expect to continue to use cash flow from operating activities until such time as revenue generating activities are in place.

For the period from inception until June 30, 2011, we used cash flow in investing activities of $13,570,022. Cash flow used in investing activities for the six months ended June 30, 2011 was $0 as compared to $20,257 for the six months ended June 30, 2010. Cash flow used ininvesting activities in the prior six month period was due to the acquisition of property and equipment. We expect to continue to use cash flow in investing activities as our unproven oil and gas properties are developed.

For the period from inception until June 30, 2011, we realized cash flow provided by financing activities of $23,433,504. Cash flow provided by financing activities for the six months ended June 30, 2011 was $142,200 as compared to cash flow used of $100,000 for the six months ended June 30, 2010. Cash flow provided by financing activities in the current six month period can be attributed to the collection of a stock subscription receivable for shares of the Company’s common stock. We expect to continue to realize cash flow provided by financing activities as the Company requires additional debt or equity financing to sustain and develop operations.

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

We have no defined benefit plan or contractual commitment with any of our officers or directors except in connection with stock option grants authorized pursuant to our 2008 Stock Option Plan to all of our current directors and a consulting agreement with one of our directors.

We have no plans for the purchase or sale of any property or equipment.

We have no plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that arematerial to stockholders.

Going Concern

The Company’s auditor expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $55,266,334 as of December 31, 2010. These conditions raise substantial doubt about our future.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during theperiodendedJune 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s audits for the periods ended December 31, 2010 and 2009 expressed substantial doubt as to its ability to continue as a going concern due to a lack of revenue generating activities and the accumulation of significant losses of $55,266,334 as of December 31, 2010 which had increased to $56,829,220 as of June 30, 2011. Unless we overcome our dependence on financings to stay in business by generating revenue from operations, our ability to continue as a going concern will remain in jeopardy.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

11

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q, and are incorporated herein by this reference.

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providence Resources, Inc.	Date
/s/ Christian Russenberger By: Christian Russenberger Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	August 15, 2011

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

10 (ii)*             Extension and Amendment Re Oil and Gas Leaseswith I.W. Carson LLC, dated February 29, 2010 (filed on Form 8-K with the Commission on April 6, 2010).

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

101. INS          XBRL Instance Document†

101. PRE         XBRL Taxonomy Extension Presentation Linkbase†

101. LAB         XBRL Taxonomy Extension Label Linkbase†65

101. DEF         XBRL Taxonomy Extension Label Linkbase†

101. CAL         XBRL Taxonomy Extension Label Linkbase†

101. SCH         XBRL Taxonomy Extension Schema†

*                      Incorporated by reference from previous filings of the Company.

†                                              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.