Form 10-Q
period 2011-09-30
PROVIDENCE RESOURCES INC
filed 2011-11-18
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at November 14, 2011, was 15,346,586.

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

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets:
Cash	$44,849	25,742

Total current assets	44,849	25,742

Restricted cash	1,025,000	1,000,000
Unproved oil and gas properties, not subject to amortization	9,312,905	9,312,905

Total assets	$10,382,754	10,338,647

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$7,254	26,100
Related party payables	5,485	94,200

Total current liabilities	12,739	120,300

Accrued expenses	1,265,449	436,673
Related party payables	2,998,397	2,792,912
Long-term debt, less current portion	11,269,905	11,269,905

Total liabilities	15,546,490	14,619,790

Commitments and contingencies

Stockholders' deficit:
Providence Resources, Inc. stockholders' deficit:
Preferred stock, $.0001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares
authorized, 15,346,586 and 13,957,697 shares issued
and outstanding, respectively	1,535	1,396
Additional paid-in capital	52,135,155	51,046,717
Subscription receivable	-	(142,200)
Deferred stock compensation	-	(71,695)
Deficit accumulated during the development stage	(57,451,399)	(55,266,334)

Total Providence Resources, Inc. stockholders' deficit	(5,314,709)	(4,432,116)
Noncontrolling interest	150,973	150,973

Total stockholders' deficit	(5,163,736)	(4,281,143)

Total liabilities and stockholders' deficit	$10,382,754	10,338,647

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2011 and 2010 and Cumulative Amounts

	Three months ended		Nine months ended
	September 30,		September 30,		Cumulative
	2011	2010	2011	2010	Amounts
Sales	$-	$-	$-	$-	350
Cost of sales	-	-	-	-	25,427
Gross loss	-	-	-	-	(25,077)
General and administrative expenses	264,252	171,537	1,150,805	1,264,578	16,632,627
Loss from operations	(264,252)	(171,537)	(1,150,805)	(1,264,578)	(16,657,704)

Other income (expense):
Interest income	-	-	-	969	564,420
Interest expense	(357,927)	(467,242)	(1,034,260)	(1,999,965)	(16,319,114)
Impairment of capital assets	-	-	-	-	(22,897,522)
Debt extinguishment and conversion income (expense)	-	-	-	1,060,763	195,337
Gain on sale of assets	-	-	-	-	1,119,109
Loss before income taxes and discontinued operations	(622,179)	(638,779)	(2,185,065)	(2,202,811)	(53,995,474)

Provision for income taxes	-	-	-	-	-
Loss from continuing operations	(622,179)	(638,779)	(2,185,065)	(2,202,811)	(53,995,474)

Loss from discontinued operations, net of tax	-	-	-	-	(3,407,279)
Net Loss before cumulative effect of
accounting change	(622,179)	(638,779)	(2,185,065)	(2,202,811)	(57,402,753)
Cumulative effect of accounting change, net of tax	-	-	-	-	(102,500)
Net loss	(622,179)	(638,779)	(2,185,065)	(2,202,811)	(57,505,253)

Net loss attributable to the noncontrolling interest	-	-	-	-	53,854
Net loss attributable to Providence Resources, Inc.	$(622,179)	$(638,779)	$(2,185,065)	$(2,202,811)	(57,451,399)
Loss per common share from continuing
operations - basic and diluted	$(0.04)	$(0.06)	$(0.16)	$(0.21)
Loss per common share -
basic and diluted	$(0.04)	$(0.06)	$(0.16)	$(0.21)
Weighted average common shares outstanding -
basic and diluted	14,274,726	10,207,592	14,064,535	10,278,733

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.
(An Exploration Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 and Cumulative Amounts

			Cumulative
	2011	2010	Amounts
Cash flows from operating activities:
Net loss	$(2,185,065)	(2,202,811)	(57,451,399)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock and options compensation expense	1,035,272	168,995	3,621,419
Shares issued for debt and accrued interest	-	-	7,308,665
Amortization of conversion rights on debt	-	1,160,068	6,261,258
Depreciation, amortization, and impairment	-	-	23,154,151
Noncontrolling interest	-	-	(53,854)
Discontinued operations	-	-	2,542,150
Gain from debt extinguishments	-	-	(502,722)
Gain on sale of assets	-	-	(1,119,109)
Allowance for losses on receivables, net	-	-	33,123
Decrease in:
Receivables and prepaid expenses	-	-	144,893
Inventory	-	-	374,515
Increase (decrease) in:
Accounts payable	(18,846)	(923,680)	1,899,456
Accrued expenses	828,776	839,897	4,557,539
Related party payables	116,770	42,700	311,282

Net cash used in operating activities	(223,093)	(914,831)	(8,918,633)

Cash flows from investing activities:
Advances to PRE Exploration prior to acquisition	-	-	(8,886,761)
Cash of PRE Exploration on acquisition date	-	-	73,271
Acquisition of property and equipment and intangibles	-	(28,757)	(12,285,593)
Proceeds from sale of assets	-	-	7,212,800
Payments received on notes receivable	-	-	316,877
Issuance of notes receivable	-	-	(616)

Net cash used in investing activities	-	(28,757)	(13,570,022)

Cash flows from financing activities:
Proceeds from long-term debt	-	-	10,047,172
Issuance of common stock	125,000	-	13,630,779
Collection of stock subscription	142,200	-	142,200
Purchase of common stock	-	(100,000)	(100,000)
Commissions paid to raise convertible debentures	-	-	(41,673)
Minority investment in subsidiary	-	-	136,915
Payments on long-term debt	-	-	(256,889)

Net cash provided by (used in) financing activities	267,200	(100,000)	23,558,504

Net increase (decrease) in cash	44,107	(1,043,588)	1,069,849

Cash, beginning of period	1,025,742	2,088,316	-

Cash, end of period	$1,069,849	1,044,728	1,069,849

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 2 – Going Concern

As of September 30, 2011, the Company’s anticipated revenue generating activities have not begun, resulting in negative cash flows from operations, losses of approximately $57,500,000 since inception and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

As of September 30, 2011 no funds had been drawn against these letters of credit.

Note 4 – Related Party Transactions

The Company has an agreement with Nora Coccaro, a director of the Company, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2011 and 2010, the Company recognized consulting expense of $78,240 and $90,360 respectively.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 5 – Related Party Payables

Related party payables consist of:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Convertible Promissory Notes Payable - secured,
maturing between May 2015 and August 2015,
including interest at 10%, and convertible at
approximately $0.16 per common share, and with
anti-dilution features	$2,662,000	2,662,000

Accrued interest on related party convertible promissory notes payable	336,397	130,912

Amounts due to directors of the Company for consulting fees	5,485	94,200

	3,003,882	2,887,112
Less current portion	(5,485)	(94,200)

	$2,998,397	2,792,912

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

September 30, 2011

Note 7 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain oil and gas leases.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and is unaware of any subsequent events which would require recognition or disclosure in the financial statements.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 9 – Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs”. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2011.

During the three and nine month periods ended September 30, 2011 the Company was involved in (i) assessing the drilling results associated with the Carson 10-1 and Carson 12-1 wells in Val Verde County, (ii) seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells, and (iii) satisfying continuous public disclosure requirements.

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

Results of Operations

Net Losses/Income

For the period from inception until September 30, 2011, the Company incurred net losses of $57,505,253. Net losses for the three months ended September 30, 2011 were $622,179 as compared to net losses of             $638,779 for the three months ended September 30, 2010. Net losses for the nine months ended September 30, 2011 were $2,185,065 as compared to net losses of $2,202,811 for the nine months ended September 30, 2010. The decrease in net losses in the current three month period can be attributed to the decrease in interest expenses over the comparative periods. Net losses over the comparable nine month periods can be attributed to the decrease in interest expenses. We expect net losses to continue to decrease though we expect to continue to operate at a loss through 2011 due to the nature of our exploration and development activities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $264,252 as compared to $171,537 for the three months ended September 30, 2010. General and administrative expenses for the nine months ended September 30, 2011 were $1,150,805 as compared to $1,264,578 for the nine months ended September 30, 2010. The increase in general and administrative expenses over the comparable three month periods can be primarily attributed to stock expense of $222,222 associated with the stock subscription in the period. The decrease in general and administrative expenses over the comparable nine month periods can be primarily attributed to a decrease in management fees over the current nine month period. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will decrease in future periods as management continues to look to operating efficiencies.

Other Income (Expense)

Interest income for the three months ended September 30, 2011 and September 30, 2010 was $0. Interest income for the nine months ended September 30, 2011 decreased to $0 from $969 for the nine months ended September 30, 2010 due to a decrease in cash over the comparative three and nine month periods. We do not expect to realize future interest income until such time as additional debt or equity financings are in place.

Interest expense for the three months ended September 30, 2011 decreased to $357,927 from $467,242 for the three months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 decreased to $1,034,260 from $1,999,965 for the nine months ended September 30, 2010 due to discounts on debt amortizing through interest expense. We expect that interest expense will remain lower in all periods for 2011 as compared to 2010.

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

Capital Expenditures

The Company has spent significant amounts of capital for the period from inception to September 30, 2011, on unproved oil and gas properties, pipeline construction, and related exploration costs. However, some prior oil and gas capital expenditures have been impaired and expensed during the period from inception to September 30, 2011. Unproved oil and gas property costs as of September 30, 2011 and December 31, 2010 were $9,312,095.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

At September 30, 2011, the Company had a working capital surplus of $32,110.

At September 30, 2011, the Company had current assets of $44,849 consisting of cash on hand and total assets of $10,382,754 that consisted of current assets, restricted cash, and undeveloped oil and gas leases in Val Verde County, Texas.

At September 30, 2011, the Company had current liabilities of $12,739, consisting of accounts payable and related party payables. Total liabilities of $15,546,490 consisted of current liabilities, accrued expenses, related party payables and long-term debt.

Total stockholders’ deficit was $5,163,736 as of September 30, 2011.

For the period from inception until September 30, 2011 we used cash flow in operating activities of $8,918,633. Cash flow used in operating activities for the nine months ended September 30, 2011 was $223,093 as compared to $914,831 for the nine months ended September 30, 2010. The change in cash flow used in operating activities in the current nine month period can be primarily attributed to the increase in non-cash compensation, a decrease in conversion rights on debt and the change in accounts payable. We expect to continue to use cash flow from operating activities until such time as revenue generating activities are in place.

For the period from inception until September 30, 2011, we used cash flow in investing activities of $13,570,022. Cash flow used in investing activities for the nine months ended September 30, 2011 was $0 as compared to $28,757 for the nine months ended September 30, 2010. Cash flow used in investing activities in the prior nine month period was due to the acquisition of property and equipment. We expect to continue to use cash flow in investing activities as our unproven oil and gas properties are developed.

For the period from inception until September 30, 2011, we realized cash flow provided by financing activities of $23,558,504. Cash flow provided by financing activities for the nine months ended September 30, 2011 was $267,200 as compared to cash flow used of $100,000 for the nine months ended September 30, 2010. Cash flow provided by financing activities in the current nine month period can be attributed to the collection of a stock subscription receivable for shares of the Company’s common stock and the issuance of common stock. We expect to continue to realize cash flow provided by financing activities as the Company requires additional debt or equity financing to sustain and develop operations.

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

Future Financings

The Company will have to continue to rely on debt financing or equity sales of our shares of common stock to fund our business operations. Nevertheless, there is no assurance that the Company will be able to arrange any additional sales of equity or arrange for debt or other financing to fund operations.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

Our auditor expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit of $55,266,334 as of December 31, 2010. These conditions raise substantial doubt about our future.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer/chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer/chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s audits for the periods ended December 31, 2010 and 2009 expressed substantial doubt as to its ability to continue as a going concern due to a lack of revenue generating activities and the accumulation of significant losses of $55,266,334 as of December 31, 2010 which had increased to $57,505,253 as of September 30, 2011. Unless we overcome our dependence on financings to stay in business by generating revenue from operations, our ability to continue as a going concern will remain in jeopardy.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 8, 2011 the Company authorized the issuance of one million three hundred and eighty eight thousand eight hundred and eighty nine (1,388,889) shares of restricted common stock to Global Convertible Megatrend Ltd. in exchange for one hundred and twenty five thousand dollars ($125,000) or $0.09 per share in reliance upon exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). No commissions were paid in connection with this offering.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transactions by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

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

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the shares were offered and authorized was a non-U.S. offeree with an address in a foreign country.

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

Providence Resources, Inc.	Date
/s/ Christian Russenberger By: Christian Russenberger Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	November 14, 2011

INDEX TO EXHIBITS

Exhibit             Description

3.1.1*              Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).

3.1(2 & 3)*      Amendments to Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).

3.1.4*              Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).

3.1.5*              Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2003).

3.1.6*              Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 8-K filed with the Commission on October 2, 2006).

3.1.7*              Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from the Form 10-QSB filed with the Commission on August 14, 2007).

3.2.1*              Bylaws of the Company (incorporated by reference from the Form 10-SB filed with the Commission on April 17, 2000).

3.2.2*              Amended and Restated Bylaws of the Company (incorporated by reference from the Form 8-K filed with the Commission on October 26, 2006).

10.1*               Project Participation Agreement with Elm Ridge Exploration Company, LLC, dated July 31, 2008 (filed on Form 10-Q/A with the Commission on October 20, 2008).

10.2*               Extension and Amendment Re Oil and Gas Leases with I.W. Carson LLC, dated February 29, 2010 (filed on Form 8-K with the Commission on April 6, 2010).

10.3*               Assignment, Bill of Sale and Conveyance with Elm Ridge dated March 1, 2010 (filed on Form 8-K with the Commission on April 6, 2010).

14*                  Code of Ethics, adopted as of March 1, 2004 (incorporated by reference from the Form 10-QSB filed with the Commission on November 17, 2004).

21*                  Subsidiaries of the Company (incorporated by reference from the Form 10-Q/A with the Commission on August 31, 2011).

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

101. LAB         XBRL Taxonomy Extension Label Linkbase†

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