Form 10-K
period 2011-12-31
PROVIDENCE RESOURCES INC
filed 2012-05-10
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal  year ended December 31, 2011.

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

.

Commission file number: 000-30377

PROVIDENCE RESOURCES, INC.

(Exact name of registrant  as specified  in its charter)

Texas

06-1538201

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

700 Lavaca Street, Suite 1400, Austin, Texas 78701

(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number,  including area code:  (210) 807-4204

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check  mark whether the registrant is a shell  company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.0001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates (11,567,212 shares) was approximately $1,243,475 based on the average closing bid and ask prices ($0.1075) for the common stock on May 1, 2012.

At  May  2,  2012  the number  of  shares  outstanding  of  the registrant's  common  stock,  $0.0001  par  value (the only  class  of  voting stock), was  15,346,586.

TABLE OF CONTENTS

PART I

Item1.

Business ............................................................................................................................ 3

Item 1A.

Risk Factors ...................................................................................................................... 9

Item 1B.

Unresolved Staff Comments ........................................................................................... 14

Item 2.

Properties ........................................................................................................................ 14

Item 3.

Legal Proceedings ........................................................................................................... 16

Item 4.

(Removed and Reserved) ................................................................................................ 16

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and  Issuer

Purchases of Equity Securities ........................................................................................ 17

Item 6.

Selected Financial Data ................................................................................................... 20

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations ....................................................................................................................... 20

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk .......................................... 24

Item 8.

Financial Statements and Supplementary Data ............................................................... 24

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure ....................................................................................................................... 25

Item 9A.

Controls and Procedures ................................................................................................. 25

Item 9B.

Other Information ........................................................................................................... 27

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance.............................................. 28

Item 11.

Executive Compensation................................................................................................. 31

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters ........................................................................................................ 33

Item 13.

Certain Relationships and Related Transactions, and Director Independence ................. 33

Item 14.

Principal Accountant Fees and Services.......................................................................... 34

PART IV

Item 15.

Exhibits, Financial Statement Schedules ......................................................................... 35

Signatures

........................................................................................................................................ 36

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

PRE entered into an Extension and Amendment Re Oil and Gas Leases with Carson to extend the primary term of the leases until February 28, 2013. The extension obligates PRE to drill two additional wells on the leases. PRE can secure the leases past February 28, 2013 with continuous development of the acreage. We may seek an extension of the lease term as necessary to meet our commitments.

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

R.K. Ford finished drilling the  Carson 10-1 in early March of 2009  and the Carson  12-1 in late April  of

2009. Despite promising results the wells were not completed and the Carson 12-1 was plugged and abandoned.

PRE and Elm Ridge executed an Assignment,  Bill of Sale and Conveyance, effective March 1, 2010, that assigned all of Elm Ridge’s right, title and interest in the Val Verde County leases back to PRE, including the wells, rights, and intellectual property, subject to existing royalties, and agreements with Global.

Reentry/Completion

PRE intends to complete the Carson 10-1 and Carson 12-1 wells by reentering the well bore to test the

Strawn formation and, based on completion results, develop the Ellenberger formation. The development program is contingent on the availability of financing and consideration of the economics of the program based on future projections for natural gas prices.  Should PRE determine not to proceed with its development program in 2012 due to one or both of the noted contingencies, it intends to enter into negotiations with the lease owners for the purpose of extending the leases beyond the February 2013 expiration date.

The Company’s wholly owned subsidiary PRT Holdings, LLC, has posted a bond with the Texas Railroad

Commission and is now mandated as the operator of the current leases in anticipation of completion efforts associated with the existing well bores.

The Company fully impaired the capitalized costs associated with the Val Verde County oil and gas properties in the year ended December 31, 2011.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, or labor contracts, except the leases we have acquired for oil, gas and mineral interests do provide for the payment of royalties in the event production is realized.

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

The following environmental laws and regulatory programs appear to be the most significant to our operations in 2012:

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

Commission. The rules govern permitting for new drilling, inspection of wells, fiscal responsibility of operators, bonding wells, the disposal of solid waste, water discharge, spill prevention, liquid injection,

waste disposal wells, schedules that determine the procedures for plugging and abandonment of wells,

reclamation, annual reports and compliance with state and federal environmental protection laws. The

Company believes that it functions in compliance with these rules.

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

Employees

The Company currently has one employee and relies on independent contractors to assist it in managing the development of its oil and gas leases in Val Verde County. We also rely on geophysicists, geologists,

attorneys, and accountants as necessary to assist us in moving our business forward.

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

Since the Company’s current inception of exploration stage in 2006, our operations have resulted in a continuation of losses. We will continue to incur operating losses until such time as we begin producing revenue, which may or may not eventuate. Should the Company fail to produce revenue it will continue to operate at a loss.

The Company has a limited operating history as an oil and gas exploration company.

The Company acquired PRE Exploration on September 29, 2006, which first began oil and gas exploration during the fourth quarter of 2005 and has yet to successfully develop commercial production of oil or gas.

As such, our limited, and to date unsuccessful, operating history in the energy sector provides an inadequate track record from which to base future projections of success.

The Company has a history of uncertainty about continuing as a going concern.

The Company’s audits for the periods ended December 31, 2011 and 2010 expressed substantial doubt as to its ability to continue as a going concern due to the lack of revenue generating activities and  the accumulation of significant losses in the current exploration stage of $55,384,348 as of December 31, 2011.

Unless we are able to overcome our dependence on successive financings and generate revenue from operations, our ability to continue as a going concern is in jeopardy.

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

Risks Related to the Company’s Stock

The Company requires additional capital funding.

The Company requires additional funds, either through equity offerings, debt placements or joint ventures to develop our operations. Such additional capital will result in dilution to our current shareholders. Our ability to meet long-term financial commitments will depend on future cash. There can be no assurance that any future income will generate sufficient funds to enable us to meet our financial commitments.

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

Our internal controls over financial reporting may not be considered effective, which conclusion  could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to  whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports,

which in turn could cause our stock price to decline.

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

2300

All; 9

S-10

S. Bailey

1,335.80

2303

All; 4

S-10

M. M. Norman

1,335.80

1922

W/2, 3

S-10

H. Lawson

680.50

Total

3,352.10

On February 28, 2010, PRE entered into an Extension and Amendment Re Oil and Gas Leases with Carson to extend the primary term of the leases until February 28, 2013. The extension obligates PRE to drill two additional wells on the leases. PRE can secure the leases past  February 28, 2013 with continuous development of the acreage.

Drilling Activity

During 2009 PRE engaged R.K. Ford to drill two exploratory wells to the Ellenberger formation underlying our Val Verde County leases, one of which was plugged and abandoned subject to reentry. The Company analyzed the drill results and made a determination to complete both wells in 2012 as financing becomes available. We are now the operator for the leases and intend to complete the wells with the aid of sub-contractors. The Company’s analysis of the exploratory wells has identified prospective secondary production targets in the Strawn and Pennsylvanian Wolfcamp/Canyon Sands.

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

Oil and Gas Reserves

The existence of oil and gas reserves for our properties had not been determined as of December 31, 2011.

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

Office Facility

The Company currently maintains limited executive office space at 700 Lavaca Street, Suite 1400, Austin,

Texas 78701 for which it pays rent of $60 a month on a recurring basis.

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

Year

Quarter Ended

High

Low

2011

December 31

$0.25

$0.04

September 30

$0.25

$0.16

June 30

$0.25

$0.23

March 31

$0.51

$0.12

2010

December 31

$0.21

$0.10

September 30

$0.24

$0.12

June 30

$0.24

$0.06

March 31

$0.36

$0.18

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of May 2, 2012, there were 159 shareholders of record holding a total of 15,346,586 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.0001,

authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of May 2, 2012, there were no shares issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of May 2, 2012, the Company has no warrants issued and outstanding.

Stock Options

As of May 2, 2012, the Company has 3,350,000 outstanding vested stock options to purchase shares of our common stock. Options to purchase 350,000 shares of our common stock were granted pursuant to the

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

Convertible Debentures and Notes

As of May 2, 2012, the Company had convertible debentures, issued as of  November 30, 2010, to replace those issued on November 28, 2005, that bear interest at 10% per annum, permit the conversion of principal and interest into shares of  common stock at any time on or before November 30, 2015, as follows:

Holder

Amount

Conversion

($)

Rate (Common

Shares)

Desmodio Management, Inc.

443,410

0.16

Capriccio Investments, Inc.

443,410

0.16

FE Global Convertible Investment Ltd. (assigned by “FE

1,410,422

0.16

Global Leveraged Investment  Ltd.”)

FE Global Undervalued Investment Ltd.

287,250

0.16

Sunshine, Inc. (formerly “First Equity Bancorp Ltd.”)

114,900

0.16

FAGEB AG

1,149,001

0.16

Total

3,848,393

As of May 2, 2012 the Company’s outstanding secured convertible promissory notes are as follows:

Holder

Date Issued

Amount

Interest

Due Date

Conversion

($)

Rate

(Common

Shares)

Global Convertible Megatrend Ltd.

June 25, 2010

834,130

10%

June 25, 2015

0.16

Bluemont  Investments Ltd.

August 27, 2010

266,200

10%

August 27, 2015

0.16

Global Project Finance AG *

May 31, 2010

1,331,000

10%

May 31, 2015

0.16

Global Convertible Megatrend Ltd.

August 8, 2010

1,863,000

10%

August 8, 2015

0.16

Golden Beach Company Ltd.

August 8, 2010

133,100

10%

August 8, 2015

0.16

CR Innovations  AG*

August 8, 2010

798,600

10%

August 8, 2015

0.16

Global Project Finance AG*

August 8, 2010

532,400

10%

August 8, 2015

0.16

Global Undervalued Investment Ltd.

August 15, 2010

332,750

10%

August 15, 2015

0.16

FE Global Leveraged  Investment Ltd.

August 15, 2010

332,750

10%

August 15, 2015

0.16

Miller Energy LLC

April 29, 2010

1,331,000

10%

April 29, 2015

0.16

Global Convertible Megatrend Ltd.

February 23, 2010

665,334

8%

February 23, 2015

0.16

Global Convertible Megatrend Ltd.

February 26, 2010

510,000

8%

February 26, 2015

0.16

FAGEB AG

March 4, 2010

622,401

8%

March 4, 2015

0.16

Global Convertible Megatrend Ltd.

March 4, 2010

530,847

8%

March 4, 2015

0.16

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

Discussion and Analysis

During the year ended December 31, 2011 the Company was involved in (i) assessing the drilling results associated with the Carson 10-1 and Carson 12-1 wells in Val Verde County, (ii)  seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells, and (iii) satisfying continuous public disclosure requirements.

The Company intends to complete its Carson 10-1 and Carson 12-1 wells in Val Verde County, Texas, over the next twelve months subject to the availability of financing and may test the Strawn formation. Efforts to complete the wells to date and the testing of the Strawn formation have been delayed pending the receipt of financing commitments. Development of the Val Verde County leases going forward will be dependent on the Carson completion results. Reentry and completion of the existing well bores will require $4,000,000 in funding. The Company does not have a commitment for this funding in place though management continues to seek out prospective investors and partners.

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

Results of Operations

Net Income/Losses

For the period from re-entering the exploration stage on October 1, 2006 or inception until December 31,

2011, the Company incurred net losses of $55,438,202. Net losses for the year ended December 31, 2011,

were $11,952,178 as compared to $2,452,553 for the year ended December 31,  2010. The increase in net losses over the comparable periods can be attributed primarily to the impairment of assets amounting to

$9,354,030 in the current period associated with capital costs expended on the Val Verde County leases.

We expect to continue to operate at a loss through fiscal 2012 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011, were $1,197,894 as compared to $1,429,127 for the year ended December 31, 2010. The decrease in general and administrative expenses over the comparable periods can be primarily attributed to lower consulting fees paid to management in the current period. We expect that general and administrative expenses will  continue to decrease as greater operating efficiencies are brought to bear.

Other Income (Expense)

Interest income for the year ended December 31, 2011, decreased to $0 from $969 for the year ended

December 31, 2010. Interest expense for the year ended December 31, 2011, decreased to $1,400,254 from

$2,319,572 for the year ended  December 31, 2010.

Impairment of capital assets for the year ended December 31, 2011, was $9,354,030 compared to $0 for the year ended December 31, 2010. The impairment  expenses in the current period were in connection with amounts expended on the development of the leases in Val Verde County.

Debt extinguishment and conversion income for the year ended December 31, 2011, was $0 as compared to debt extinguishment and conversion income of $1,295,178 for the year ended  December 31, 2010.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the years ended  December 31, 2011 and 2010.

Capital Expenditures

The Company has spent significant amounts of capital for the period from inception to December 31, 2011,

on unproved oil and gas properties, pipeline construction, and related exploration costs though some amount of such prior oil and gas capital expenditures have since been impaired and expensed. Unimpaired unproved oil and gas property costs as of December 31, 2011 were $0, as compared to $9,312,905 as of

December 31, 2010.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.  The Company had a working capital deficit of

$56,106 at December 31, 2011. Current assets were $10,857 in cash. Total assets were $1,035,857 including current assets, $1,000,000 in restricted cash held for the benefit of the owners of the leasehold interests held by the Company, and $25,000 held for the benefit of the Texas Railroad Commission. Current liabilities were $66,963, consisting of accounts payable of $58,003 and related party payables of $8,960.

Total liabilities were $15,966,706 including current liabilities, accrued expenses of $1,557,635, related party payables of $3,072,203, and long term debt of $11,269,905. Total stockholders’ deficit was

$14,930,849 as of December 31, 2011.

For the period from inception of its current exploration stage until December 31, 2011, the Company’s cash flow used in operating activities was $4,618,288. Cash flow used in operating activities for the year ended

December 31, 2011, was $282,085 compared to $1,091,617 for the year ended December 31, 2010. The change in cash flow used in operating activities during the current period is primarily due to the impairment associated with the Val Verde County leases, accrued expenses and related party payables. The Company expects to continue to use cash flow in operating activities until such time as it can generate revenue from operations.

For the period from inception of its current exploration stage until December 31, 2011, the Company’s cash flow used in investing activities was $5,598,654. Cash flow provided by investing activities for the year ended December 31, 2011 was $25,000 compared to cash flow used in investing activities of  $28,757 for the year ended December 31, 2010. Cash flow provided by investing activities in the current period can be attributed to that amount placed on deposit with the Texas Railroad Commission. The Company expects to use cash flow in investing activities in future periods in connection with the further development of its leases.

For the period from inception of its current exploration stage until December 31, 2011, the Company’s cash flow provided by financing activities was $6,410,774. Cash flow provided by financing activities for the year ended December 31, 2011 was $267,200 compared to $57,800 for the year ended December 31, 2010.

Cash flow provided by financing activities in the current period was from the issuance of common stock and the realization of a stock subscription receivable. The Company expects to continue to rely on cash flow provided by financing activities until such time as it can generate revenue from operations.

Our current assets are insufficient to conduct exploration and development activities over the next twelve

(12) months or to maintain operations. We need a minimum of $4,000,000 in debt or equity financing to fund the reentry and  completion of the Carson 10-1 and Carson 12-1 and to meet minimum  operational requirements. We may also require an additional $4,000,000 to fund the drilling of two additional wells on the Carson leases in order to maintain the leases. However, we have no commitments or arrangements for either the first or second tier of these requisite financings, though our shareholders are the most likely source of loans or equity placements in order for us to maintain operations. Our inability to obtain financing to complete our development plan for the Carson leases would have a material adverse effect on our business operations.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have material commitments to the owners of the Val Verde County leases for future capital expenditures related to exploration activities which require us to drill two additional wells  and produce commercial quantities of natural gas from the leases on or before February 28, 2013. The material commitment is approximately $8,000,000.

We have no defined benefit plan except our 2008 Stock Option Plan and currently have no contractual commitment with our sole executive officer.

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

Going Concern

The Company’s auditor expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit in the current exploration stage of $55,384,348 as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December

31, 2011 and 2010 included in this Form 10-K the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 17 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the years ended December 31, 2011 and 2010 are attached hereto as F-1 through F-22.

PROVIDENCE RESOURCES, INC.

(An Exploratory Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firms

F-2

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations

F-5

Consolidated Statement of Stockholders’ Deficit and Comprehensive Loss

F-6

Consolidated Statements of Cash Flows

F-8

Notes to  Consolidated Financial Statements

F-10

Supplementary Schedules on Oil and Gas Operations

F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Providence Resources,  Inc.

We   have   audited   the   accompanying   consolidated   balance   sheet   of   Providence   Resources,   Inc.   (an

exploration   stage   company)   as   of   December   31,   2011,   and   the   related   consolidated   statements   of

operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011 and for the period from October 1, 2006 (inception of exploration stage) to December 31, 2011. Providence Resources,

Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from February 17,

1993 (inception) to December 31, 2010, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 14, 2011.

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

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material  respects,  the consolidated financial position of Providence Resources, Inc. as of December 31, 2011, and the results of its operations  and  its  cash  flows  for  the  year  ended  December  31,  2011  and  for  the  period  October  1,  2006

(inception of exploration stage) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MartinelliMick PLLC

Martinelli Mick PLLC

Spokane, WA

April 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Board of Directors and Stockholders

Providence Resources,  Inc.

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

/s/ BehlerMick PS

BehlerMick PS

Spokane, Washington

April 14, 2011

___________________________________________

*  This is a copy of auditor’s report dated April 14, 2011 previously issued on the Company’s Form 10-K for the fiscal  year ended

December 31, 2010. The predecessor auditor has not reissued its reports because the firm has  ceased its operations. PCAOB

Section 9508 – Reports on Audited Financial Statements; Auditing Interpretations of Section 508 and the Division of Corp Fin –

Reporting Manual 4820 Accountant’s Inability to Reissue Reports [AU 9508, Interpretation 15, Regulation C, Rule 437]

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

ASSETS

2011

2010

Current  assets:

Cash

$

10,857

742

Total current  assets

10,857

742

Restricted cash

1,000,000

1,025,000

Deposit

25,000

-

Unproved oil and gas properties, not  subject to amortization

-

9,312,905

Total assets

$

1,035,857

10,338,647

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:

Accounts payable

$

58,003

26,100

Related party payables

8,960

94,200

Total current  liabilities

66,963

120,300

Accrued expenses

1,557,635

436,673

Related party payables

3,072,203

2,792,912

Long-term debt

11,269,905

11,269,905

Total liabilities

15,966,706

14,619,790

Commitments and contingencies

Stockholders' deficit:

Providence Resources, Inc. stockholders' deficit:

Preferred stock, $.0001 par value, 25,000,000 shares

authorized, no  shares issued and outstanding

-

-

Common stock, $.0001 par value, 250,000,000 shares

authorized, 15,346,586 and 13,957,697 shares issued

and outstanding, respectively

1,535

1,396

Additional paid-in capital

52,135,155

51,046,717

Subscription receivable

-

(142,200)

Deferred stock compensation

-

(71,695)

Accumulated deficit  before current  exploration stage

(11,834,164)

(11,834,164)

Deficit  accumulated during the exploration stage

(55,384,348))

(43,432,170)

Total Providence Resources, Inc. stockholders' deficit

(15,081,822)

(4,432,116)

Non-controlling  interest

150,973

150,973

Total stockholders' deficit

(14,930,849)

(4,281,143)

Total liabilities and stockholders' deficit

$

1,035,857

10,338,647

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010 and Cumulative  Amounts

Cumulative

2011

2010

Amounts

Revenues

$

-

-

-

General and administrative expenses

1,197,894

1,429,127

10,457,287

Loss from operations

(1,197,894)

(1,429,127)

(10,457,287)

Other income (expense):

Interest income

-

969

144,450

Interest expense

(1,400,254)

(2,319,572)

(14,188,259)

Impairment  of assets

(9,354,030)

-

(32,251,552)

Debt  extinguishment  and conversion income

-

1,295,178

195,337

Gain on sale of assets

-

-

1,119,109

Loss before  income taxes

(11,952,178)

(2,452,553)

(55,438,202)

Provision for income taxes

-

-

-

Net  loss

(11,952,178)

(2,452,553)

(55,438,202)

Net  loss attributable to the non-controlling  interest

-

-

53,854

Net  loss attributable to Providence Resources, Inc.     $

(11,952,178)

(2,452,553)

(55,384,348)

Loss per common share -

basic and diluted

$

(0.83)

(0.24)

Weighted average common shares outstanding -

basic and diluted

14,387,682

10,331,469

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

January 1, 2006 to December 31, 2011

Accumulated

Deficit

Accumulated

Deficit Before

Accumulated

Additional

Deferred

Other

Current

During the

Common Stock

Paid-in

Subscription

stock

Comprehensive

Exploration

Exploration

Shares

Amount

Capital

Receivable

compensation

Income

Stage

Stage

Total

Balance at January 1,

2006

2,746,807     $

275     $     10,426,743     $

-     $

-     $

14,370     $

(9,153,100)     $

-     $

1,288,288

Comprehensive loss:

Net loss

-

-

-

-

-

-

(2,681,064)

(4,080,520)

(6,761,584)

Other comprehensive

income -

cumulative foreign

currency translation

adjustment

-

-

-

-

-

190

-

-

190

Total

comprehensive loss

(6,761,394)

Issuance of common

stock for:

Acquisition of

Providence Exploration

3,333,333

333

15,999,667

-

-

-

-

-

16,000,000

Cash

2,228,320

223

8,021,729

-

-

-

-

-

8,021,952

Debt

334,130

33

2,071,181

-

-

-

-

-

2,071,214

Issuance of warrants

with equity financing

-

-

3,409,330

-

-

-

-

-

3,409,330

Issuance of warrants for

finder’s fees

-

-

122,743

-

-

-

-

-

122,743

Balance at December

31, 2006

8,642,590

864

40,051,393

-

-

14,560

(11,834,164)

(4,080,520)

24,152,133

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

January 1, 2006 to December 31, 2011

Accumulated

Deficit

Accumulated

Deficit Before

Accumulated

Additional

Deferred

Other

Current

During the

Common Stock

Paid-in

Subscription

stock

Comprehensive

Exploration

Exploration

Shares

Amount

Capital

Receivable

compensation

Income

Stage

Stage

Total

Forward balance at  December

31, 2006

8,642,590

864

40,051,393

-

-

14,560

(11,834,520)

(4,080,520)

24,152,133

Comprehensive loss:

Net loss

-

-

-

-

-

-

-

(22,204,275)

(22,204,275)

Other comprehensive income -

cumulative foreign  currency

translation

adjustment

-

-

-

-

-

12

-

-

12

Total comprehensive loss

(22,204,263)

Issuance of common stock for:

Cash

331,250

33

236,667

-

-

-

-

-

236,700

Services

241,667

24

284,976

-

-

-

-

-

285,000

Debt

644,680

65

580,448

-

-

-

-

-

580,513

Discount on convertible notes

-

-

4,091,667

-

-

-

-

-

4,091,667

Balance at December 31, 2007

9,860,187

986

45,245,151

-

-

14,572

(11,834,164)

(26,284,795)

7,141,750

Comprehensive loss:

Net loss

-

-

-

-

-

-

-

(6,238,393)

(6,238,393)

Other comprehensive income -

cumulative foreign  currency

-

-

-

-

-

(14,572)

-

-

(14,572)

translation adjustment

Total comprehensive loss

(6,252,965)

Issuance of common stock for:

Services

183,333

18

219,982

-

-

-

-

-

220,000

Interest on convertible

287,000

debentures

318,889

32

286,968

-

-

-

-

-

Stock compensation –stock

options

-

-

2,012,842

-

(522,349)

-

-

-

1,490,493

Discount on convertible notes

-

-

2,169,590

-

-

-

-

-

2,169,590

Balance at December 31, 2008

10,362,409

1,036

49,934,533

-

(522,349)

-

(11,834,164)

(32,523,188)

5,055,868

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

January 1, 2006 to December 31, 2011

Accumulated

Deficit

Deficit

Accumulated

Before

Accumulated

Additional

Deferred

Other

Current

During the

Common Stock

Paid-in

Subscription

stock

Comprehensive

Exploration

Exploration

Shares

Amount

Capital

Receivable

compensation

Income

Stage

Stage

Total

Forward balance at

December 31, 2008

10,362,409

1,036

49,934,533

-

(522,349)

-

(11,834,164)

(32,523,188)

5,055,868

Stock compensation –stock

options

-

-

-

-

225,327

-

-

-

225,327

Issuance of common stock

for interest on  convertible

debentures

49,621

5

23,813

-

-

-

-

-

23,818

Debt  extinguishment on long

term convertible

-

-

888,726

-

-

-

-

-

888,726

debentures

Net  loss

-

-

-

-

-

-

-

(8,456,429)

(8,456,429)

Balance at December 31,

10,412,030

1,041

50,847,072

-

(297,022)

-

(11,834,164)

(40,979,617)

2009

(2,262,690)

Stock compensation – stock

options

-

-

-

-

225,327

-

-

-

225,3273

Purchase and retirement  of

common stock

(204,438)

(20)

(99,980)

-

-

-

-

-

(100,000)

Issuance of common stock

for cash and subscription

3,750,000

375

299,625

(142,200)

-

-

-

-

157,800

Rounding due to reverse

stock split

105

-

-

-

-

-

-

-

-

Net  loss

-

-

-

-

-

-

-

(2,452,553)

(2,452,553)

Balance at December 31,

2010

13,957,697

1,396

51,046,717

(142,200)

(71,695)

-

(11,834,164)

(43,432,170)

(4,432,116)

Stock compensation – stock

options

-

-

741,355

-

71,695

-

-

-

813,050

Collection of stock

subscription receivable

-

-

-

142,200

-

-

-

-

142,200

Issuance of common stock

for cash and services

1,388,889

139

347,083

-

-

-

-

-

347,222

Net  loss

-

-

-

-

-

-

-

(11,952,178)

(11,952,178)

Balance at December 31,

2011

15,346,586   $

1,535     $

52,135,155   $

-     $

-     $

-     $

(11,834,164)    $      (55,384,348)     $     (15,081,822)

The accompanying notes are an integral part of these financial statements.

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010 and Cumulative  Amounts

Cumulative

2011

2010

Amounts

Cash flows from operating activities:

Net  loss

$

(11,952,178)

(2,452,553)

(55,384,348)

Adjustments to reconcile net  loss to  net cash

used  in operating activities:

Shares and options issued  for services

1,035,272

225,327

3,621,419

Shares issued  for debt  and accrued interest

-

-

4,792,207

Amortization of conversion rights on debt

-

1,160,068

4,671,394

Depreciation, amortization, and  impairment

9,354,030

-

32,351,685

Non-controlling  interest

-

-

(53,854)

Gain from debt  extinguishments

-

(1,295,178)

(406,452)

Loss on sale of assets

-

-

(1,119,109)

Allowance  for losses on receivables, net

-

-

33,123

Increase (decrease)  in:

Receivables and prepaid expenses

-

-

441,692

Inventory

-

-

374,515

Deposit

(25,000)

-

(25,000)

Increase (decrease)  in:

Accounts payable

(9,222)

17,015

1,370,794

Accrued expenses

1,120,962

1,159,504

4,482,395

Related party payables

194,051

94,200

231,251

Net  cash used  in operating activities

(282,085)

(1,091,617)

(4,618,288)

Cash flows from investing activities:

Restricted cash

25,000

-

(1,000,000)

Acquisition of property and equipment  and  intangibles

-

(28,757)

(12,131,455)

Proceeds from sale of assets

-

-

7,212,800

Payments received on notes receivable

-

-

316,877

Issuance of notes receivable

-

-

3,124

Net cash provided by (used  in) investing activities

25,000

(28,757)

(5,598,654)

Cash flows from financing activities:

Proceeds from long-term debt

-

-

5,700,000

Issuance of common stock

125,000

157,800

519,500

Collection of stock subscription

142,200

-

142,200

Purchase of common stock

-

(100,000)

(100,000)

Commissions paid to raise convertible debentures

-

-

75,000

Minority investment  in subsidiary

-

-

136,915

Payments on long-term debt

-

-

(62,841)

Net  cash provided by financing activities

267,200

57,800

6,410,774

Net  increase (decrease)  in cash

10,115

(1,062,574)

(3,806,168)

Cash, beginning of period

742

1,063,316

3,817,025

Cash, end of period

$

10,857

742

10,857

The accompanying notes are an integral part of these  financial statements.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The  Company  was  organized  on  February  17,  1993  under  the  laws  of  the  State  of  Texas  and  began  its current exploration stage on October 1, 2006. Cumulative amounts recorded in the financial statements are from  October  1,  2006  to  the  current  year end.  PRE  was  formed  to  acquire  leases  in  Texas  for  oil  and  gas exploration  and  development.  PDX  was  formed  to  acquire  drilling  and  service  rigs  for  the  purpose  of drilling oil and gas wells in Texas. CCP was formed for constructing an oil and gas pipeline. PDX and CCP had no activity during 2011. PRT has been without operations since inception.

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

December 31, 2011 and 2010

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

No costs related to production, general corporate overhead, or similar activities have been capitalized. As of

December 31, 2011 and 2010, the Company only has capitalized costs of unproved properties acquired and related  exploration  costs.  Leasehold  costs  are  depleted  based  on  the  units-of-production  method  based  on estimated proved reserves. No proven reserves currently exist for the Company and therefore no depletion has been taken as of  December 31, 2011 and 2010.

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

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

December  31,  2011,  management  did  not  identify  any  uncertain  tax  positions.  The  tax  years  previous  to

2008 are closed to examination by the Internal Revenue Service.

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

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The  computation  of  basic  earnings  per  common  share  is  based  on  the  weighted  average  number  of  shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding  during  the  period  plus  the  common  stock  equivalents  which  would  arise  from  the  exercise  of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect  is  anti-dilutive.  In  2011  and  2010,  the  Company’s  common  stock  equivalents  were  anti-dilutive.

Common  stock  equivalents  that  could  potentially  dilute  earnings  per  share  in  the  future  are  the  common stock options and  warrants and  convertible debts representing approximately 103,000,000 and  92,500,000 shares as of December 31, 2011 and 2010, respectively.

Reclassifications

Certain amounts for 2010 and cumulative amounts have been reclassified to conform to the 2011 presentation, with no resulting effect to net loss, accumulated deficit, or earnings per share amounts.

Note 2 – Going Concern

As of December 31, 2011, the Company’s anticipated revenue generating activities have not begun and the

Company  has  negative  cash  flows  from  operations,  has  incurred  significant  losses  since  inception,  has

negative   working   capital,   and   has   an   accumulated   deficit   in   the   current   exploration   stage   of   over

$55,000,000.  These  factors  raise  substantial  doubt  about  the  Company’s  ability  to  continue  as  a  going

concern.   The   accompanying   financial   statements   do   not   include   any   adjustments   relating   to   the

recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 3 – Restricted Cash

During 2010, PRE extended its Carson acreage leases until February 28, 2013. The extension obligates PRE to drill two additional wells on the Carson acreage. PRE can secure the leases past February 28, 2013 with continuous development of the acreage.  Per the leases’ terms, PRE has deposited $1,000,000 with a bank,

and  these funds must be held  in escrow until the Company drills the two  additional wells.  If  the Company fails to drill the two additional wells and the leases expire, the Company must pay $100 per acre to Carson.

Correspondingly, the bank has issued a $1,000,000 letter of credit to Carson.

During 2010, the Company arranged a $25,000 letter of credit with the same bank by collateralizing the first

$25,000  in  PRI’s  checking  account  for  the  benefit  of  PRT  to  be qualified  as  an  oil  and  gas  wells  operator with  the  Texas  Railroad  Commission.  During  2011,  these  funds  were  transferred  to  an  escrow  account administered by the Texas Railroad Commission (see Note 4).

As of  December 31, 2011 no funds had been drawn against these letters of credit.

Note 4 – Deposit

The deposit consists of $25,000 held in escrow by the Texas Railroad Commission for the benefit of PRT as the  operator  of  PRE’s  wells,  and  as  a  provision  for  any  material  loss  that  is  probable  from  environmental remediation liabilities associated with the Company’s well sites. The Company believes that this amount is a reasonable estimate of potential liabilities based on available information.

Note 5 – Impairment of Capital Assets

During 2011,  the Company recorded  an impairment charge of $9,354,030  which was the capitalized  costs of all unproved oil and gas properties. Management has determined that they may be unable to perform the required  exploration  in  accordance  with  the  terms  of  existing  leases  (see  Note  3).  Management  will continue its efforts to develop the leases, but has no current plans for funding and drilling.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 6 – Long-Term Debt

Convertible Debentures

The  Company  issued  six  convertible  debentures  for  the  total  principal  sum  of  $3,848,393  due  in  full  with accrued  interest  on  November  15,  2015.  The  debentures  bear  interest  at  10%  per  annum,  and  have  the option  to  convert  all  or  part  of  the  principal  and  accrued  interest  into  common  shares  of  the  Company  at approximately  $0.16  per  share  at  any  time  prior  to  maturity.  The  convertible  debentures  are  secured  by substantially all of the Company’s assets.

Convertible debentures consist of:

2011

2010

Total convertible debentures

$

3,848,393

3,848,393

Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consist of:

2011

2010

Convertible Promissory Notes Payable – most are

secured, and some are unsecured notes with carried

interests, maturing between February 2015 and August

2015, including interest ranging from 8% to 10%, and

convertible at approximately $0.16 per common share,

and with anti-dilution features.

$

7,421,512

7,421,512

During  2010,  principal  of  $4,619,362  and  related  accrued  interest  on  certain  long-term  notes  payable  and

long-term   convertible   promissory   notes   were   refinanced   in   the   form   of   new   long-term   convertible

promissory notes.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 6 – Long-Term Debt (continued)

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

The fair values of conversion options are recorded as discounts on the face values of long-term debts. These

amounts  are  amortized  using  the  straight-line  method  over  the  term  of  the  notes.   During  the  years  ended

December  31,  2011  and  2010,  the  Company  recorded  $0  and  $846,656  as  interest  expense  due  to amortization of discounts, respectively.

Long-Term Notes Payable

On February 23, 2010 the long-term notes payable and related accrued interest were refinanced in the form of long-term convertible promissory notes.

Summary

A summary of long-term debt is as follows:

2011

2010

Convertible debentures

$

3,848,393

3,848,393

Long-term convertible promissory notes

7,421,512

7,421,512

$

11,269,905

11,269,905

Accrued  interest  related  to  long-term  debts  is  included  with  Accrued  Expenses  on  the  balance  sheets  and amounts to $1,557,635 and $436,673 as of December 31, 2011 and 2010, respectively.

Note 7 – Related Party Transactions

The  Company  has  an  agreement  with  Nora  Coccaro,  a  director  of  the  Company,  for  consulting  services.

The  agreement  has  an  automatic  renewal  provision  unless  terminated  by  either  party.  During  the  years ended December 31, 2011 and 2010, the Company recognized consulting expense of $96,240 and $120,480 respectively.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 8 – Related Party Payables

Related party payables consist of:

2011

2010

Convertible Promissory Notes Payable - secured,

maturing between May 2015 and August 2015,

including interest at 10%, and convertible at

approximately $0.16 per common share, and with

anti-dilution features

$

2,662,000

2,662,000

Accrued interest on related party convertible

promissory notes payable

410,203

130,912

Amounts due to directors of the Company for

consulting fees

(8,960)

94,200

                       3,081,163                           2,887,112

Less current portion

(8,960)

(94,200)

$

3,072,203

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

Note 9 – Reverse Stock Split

On August 31, 2010, the stockholders of the Company approved a 1 for 6 reverse stock split. All common share  amounts  and  per  share  information  have  been  retroactively  adjusted  to  reflect  this  reverse  common stock split in the accompanying financial statements.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 10 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

2011

2010

Interest

$

-

-

Income tax

$

-

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

December 31, 2011 and 2010

Note 11 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

Years Ended December 31,

Cumulative

2011

2010

Amounts

Federal tax benefit at statutory rate

$

(4,064,000)

(834,000)

(18,000,000)

Change in valuation allowance

4,064,000

834,000

18,000,000

$

-

-

-

Deferred tax assets are as follows:

2011

2010

Start-up costs

$

450,000

340,000

Net operating loss carryforwards

1,700,000

1,700,000

Accrual to cash basis adjustment

417,000

402,000

Impairment of assets

11,000,000

7,800,000

Stock based compensation

340,000

77,000

Non-deductible interest expense

4,093,000

3,617,000

Valuation allowance

(18,000,000)

(13,936,000)

$

-

-

The Company has net operating loss carryforwards of approximately $5,000,000, which begin to expire in the  year  2026.  The  amount  of  net  operating  loss  carryforwards  that  can  be  used  in  any  one  year  will  be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

The Company's effective tax rate is 34%. The change in the valuation allowance is $4,064,000.

Note 12 – Preferred Stock

The Company’s preferred  stock may have such rights,  preferences,  and  designations and  may be issued  in such  series  as  determined  by  the  Board  of  Directors.  No  shares  were  issued  and  outstanding  at  December

31, 2011 and 2010.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 13 – Common Stock Options and Warrants

In  applying  the  Black-Scholes  methodology  to  the  options  granted  during  2011  the  Company  used  the following assumptions:

Risk-free interest rate

2.23%

Expected life of options

3 years

Expected price volatility

290%

Dividend rate

-

Common stock options and warrants are as follows:

Exercise

Number of

Price

Options

Warrants

Per Share

Outstanding at December 31, 2011

1,933,333

52,519

$1.20 - 1.80

Expired

-

(52,519)

1.80

Outstanding at December 31, 2010

1,933,333

-

1.20

Cancelled

(1,583,333)

-

1.20

Granted, vested, and excercisable

3,000,000

-

0.25

Outstanding at December 31, 2011

3,350,000

-

$0.25 - 1.20

The  following  table  summarizes  information  about  common  stock  options  outstanding  at  December  31,

2011:

Outstanding

Exercisable

Exercise Price

Number

Weighted

Weighted

Number

Weighted

Range

Outstanding

Average

Average

Exercisable

Average

Remaining

Exercise Price

Exercise

Contractual

Price

Life (Years)

$0.25

3,000,000

2.3

$0.25

3,000,000

$0.25

$1.20

350,000

7.0

$1.20

350,000

$1.20

$0.25 - 1.20

3,350,000

2.8

$0.35

3,350,000

$0.35

The  weighted  average  estimated  grant  date  fair  value  of  the  stock  options  granted  during  2011  was approximately $0.25 per share.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain oil and gas leases.

Note 15 — Fair Value of Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at  December  31,  2011  does  not  differ  materially  from  the  aggregate  carrying  value  of  its  financial instruments recorded in the accompanying consolidated balance sheets.

Note 16 – Subsequent Events

The  Company  has  evaluated  subsequent  events  from  the  balance  sheet  date  through  the  date  the  financial statements  were  issued.  The  Company  is  not  aware  of  any  subsequent  events  which  would  require recognition or disclosure in the financial statements.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 17 – Recent Accounting Pronouncements

In  December  2011,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards

Update  (ASU)  No.  2011-11,  “Disclosures  about  Offsetting  Assets  and  Liabilities”,  which  will  require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or are subject to a master netting arrangement. ASU

No.  2011-11  is  effective  for  interim  and  annual  periods  beginning  on  or  after  January  1,  2013.  The

Company  is  currently  evaluating  the  impact  of  the  adoption  of  ASU  2011-04  on  its  financial  position,

results of operations, and disclosures.

In  September  2011,  the  FASB   issued   Accounting   Standards  Update  (ASU)  No.   2011-08,  “Testing

Goodwill  for  Impairment”.  This  ASU  permits  an  entity  to  make  a  qualitative  assessment  of  whether  it  is more  likely  than  not  that  a  reporting  unit’s  fair  value  is  less  than  its  carrying  amount  before  applying  the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting  unit is  less than its carrying amount,  then  there  is no  need  to  perform  the two-step  impairment test.  This  ASU  is  effective  for  annual  and  interim  goodwill  impairment  tests  performed  for  fiscal  years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material  impact  on  the  Company’s  consolidated  financial  statements,  as  it  is  intended  to  simplify  the assessment for goodwill impairment.

In June 2011, the FASB  issued  ASU  No. 2011-05, “Presentation of Comprehensive Income” (as amended by ASU 2011-12). ASU 2011-05 requires entities to report components of comprehensive income in either

a  continuous  statement  of  comprehensive  income  or  two  separate  but  consecutive  statements.   Under  the

continuous  statement  approach,  the  statement  would  include  the  components  and  total  of  net  income,  the

components  and  total  of  other  comprehensive  income  and  the  total  of  comprehensive  income.   Under  the

two statement approach, the first statement would include the components and total of net income and the second  statement  would  include the  components and  total of  other comprehensive  income and  the  total of

comprehensive  income.    ASU  2011-05/12  does  not  change  the  items  that  must  be  reported  in  other

comprehensive  income.    ASU  2011-05/12  is  effective  retrospectively  for  interim  and  annual  periods

beginning  after December 15,  2011,  with early adoption permitted.   The Company is currently evaluating

the impact of the adoption of ASU 2011-05/12 on its financial statements.

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

In  the  period  of  adoption,  a  reporting  entity  will  be  required  to  disclose  a  change,  if  any,  in  valuation technique  and  related  inputs  that  result  from  applying  ASU  2011-04  and  to  quantify  the  total  effect,  if practicable.  The  Company  is  currently  evaluating  the  impact  of  the  adoption  of  ASU  2011-04  on  its financial position, results of operations, and disclosures.

Other pronouncements issued  by the FASB  or other authoritative accounting standards groups with future effective  dates  are  either  not  applicable  or  are  not  expected  to  be  significant  to  the  financial  statements  of the Company.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

SUPPLEMENTARY SCHEDULES ON OIL AND GAS OPERATIONS

December 31, 2011 and 2010

Supplemental Oil and Gas Information – ASC 932

The Company has no proved reserves and no oil and gas production and therefore has not presented the information required under ASC 932 for proved reserves.

Capitalized Costs

December 31,

2011

2010

Proved oil and gas properties

$

-

-

Unproved oil and gas properties

-

9,312,905

Total capital costs

-

9,312,905

Accumulated depletion

-

-

Net capitalized costs

$

-

9,312,905

Costs Incurred

December 31,

2011

2010

Acquisitions:

Proved reserves

$

-

-

Unproved reserves

-

-

Total acquisitions

-

-

Exploration

costs

-

-

Development costs

-

1,372,887

Asset retirement obligations

-

-

Total costs incurred

$

-

1,372,887

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.  Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

•     lack of an audit committee due to a lack of a majority of outside directors, resulting in ineffective oversight in the monitoring of required internal controls over financial reporting;

•     inadequate segregation of duties consistent with control objectives since the responsibilities associated with the offices of chief executive officer, chief financial officer and principal accounting officer are assumed by one individual.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of an audit committee, the inadequate segregation of duties and the lack of a majority of outside directors  results in ineffective oversight in the monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, the Company plans to initiate, the following measures:

•     segregate the duties of chief executive officer and chief financial officer/principal accounting officer consistent with our control objectives; and

•     appoint outside directors to our board in order to form an audit committee that will undertake oversight in monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Year

Positions Held

Elected/Appointed

Markus Müller

53

2003

Chairman of the board of directors

Nora Coccaro

55

1999

Director

Christian Russenberger

43

2008

CEO, CFO, PAO and director

Markus Müller was appointed to the Company’s board of directors on May 28, 2003. He estimates that he spends approximately 10 percent of his time, approximately 5 hours per week, on the Company’s business.

He also has significant responsibilities with other companies, as detailed in the following paragraph.

Business Experience:

Mr. Müller currently acts as a director of Scherrer & Partner Portfolio Management AG Zurich and of First

Equity Securities AG Zurich. He has held these positions since August of 2000. Both companies are involved in asset management for private clients and the management of investment funds. Prior to Mr.

Müller’s current engagements he acted as a director of Jefferies AG Zurich (1995 to 2000) and as the managing director of Jefferies Management AG Zug (1995 to 2000). The Jefferies companies are also involved in asset management for private clients.

Officer and Director Responsibilities and Qualifications:

Mr. Müller is responsible for the overall management of the Company and serves as the chairman of the board of directors.

Other Public Company Directorships in the Last Five Years:

None.

Nora Coccaro was appointed to the Company’s board of directors and as chief executive officer, chief financial officer and principal accounting officer on November 16, 1999. She resigned from her executive positions on July 2, 2007 and has since served as vice-president of corporate affairs. She estimates that she spends approximately 20 percent of her time, approximately 10 hours per week, on the Company’s business.  Ms. Coccaro also has significant responsibilities with other companies, as detailed in the following paragraph.

Business Experience:

Ms. Coccaro has been involved in the management of Canadian and US public entities for over 20 years having served in a variety of capacities to ensure orderly governance. Between September 1998 and

December 2005 Ms. Coccaro acted as the Consul of Uruguay to Western Canada.

Officer and Director Responsibilities and Qualifications:

Ms. Coccaro is responsible for the overall administration of the Company and is involved in many of its day-to-day operations, finance and administration.

Ms. Coccaro attended medical school at the University of Uruguay.

Other Public Company Directorships in the Last Five Years:

None.

Christian Russenberger was appointed  to the Company’s board of directors on March 31, 2008 and as chief executive officer, chief financial officer and principal accounting officer on April 14, 2011. He estimates that he spends approximately 10 percent of her time, approximately 5 hours per week, on the

Company’s business.  Mr. Russenberger also has significant responsibilities with other companies, as detailed in the following paragraph.

Business Experience:

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

Prior to his current experience Mr. Russenberger worked with Finter Bank in Zurich, Switzerland (1993 to

2004) as a relationship manager and analyst.  Before joining Finter Bank, Mr. Russenberger worked in

Zurich as an analyst with Anlage-und Kreditbank AKB (1991 to 1993) and Bank Leu AG (1990 to 1991).

Officer and Director Responsibilities and Qualifications:

Mr. Russenberger is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration.

Mr. Russenberger graduated from Realgymnasium Raemibuehl Zurich with a college degree and then from the SIB Juventus Zurich with a Bachelor of Science in Business Administration.

Other Public Company Directorships in the Last Five Years:

None.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are unaware persons who,

during the period ended December 31, 2011, failed to file, on a timely basis, reports required by Section

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

Director Compensation

During the year ended December 31, 2011 the Company did not compensate it directors for their services as directors.

During the year ended December 31, 2011, the Company compensated one of its directors pursuant to a consulting agreement for her services as vice-president of corporate affairs.

The following table provides summary information for the year ended December 31, 2011 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Director’s Summary Compensation Table

Name

Fees  earned

Stock

Option

Non-equity

Nonqualified

All other

Total

or paid in

awards

Awards

incentive plan

deferred

compensation

($)

cash

($)

($)

compensation

compensation

($)

($)

($)

($)

Markus Müller,

chairman

-

-

-

-

-

-

-

Nora Coccaro

96,240*

-

-

-

-

-

96,240

Gilbert Burciaga

-

-

741,355**

-

-

-

741,355

Christian

Russenberger

-

-

-

-

-

-

-

*      Pursuant to a consulting agreement; amount paid for Ms. Coccaro’s services as vice-president of corporate affairs.

**    Pursuant to a resignation and separation agreement; stock options granted in lieu of amounts accrued to Mr. Burciaga for services rendered as  chief executive officer; Mr. Burciaga resigned as officer and director on April 14, 2011.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company remains in the development stage and has not entered into a compensation agreement with it current sole executive officer due to financial constraints. Our former sole executive officer did participate in a compensation program designed to incentivize officers for services rendered in the form of a salary,

stock options awards, and at the sole discretion of the Company, an annual bonus. We believe that these compensatory elements are adequate to retain and motivate executive officers. The amounts we deemed appropriate to compensate our former chief executive officer were determined in accordance with compensatory packages similar to other development stage exploration companies though it was based on no specific formula. While we have no compensation agreement with our current sole executive officer his ownership of our common shares and debt obligations compels him to safeguard the Company’s best interests and is adequate for accomplishing our current objectives. We do intend to return to a formal compensation arrangement with our executive officer or officers in the future, which may expand those benefits previously granted, at such time as the Company’s operations can sustain a compensation package in the best interests of its shareholders.

Executive compensation paid or accrued to our current sole executive officer for the year ended December

31, 2011 was $0. Executive compensation paid or accrued to our former chief executive officer for the year ended December 31, 2011 was $741,355 as compared to $375,327 for the year ended  December 31, 2010.

The increase in executive compensation over the comparative periods is in connection with the resignation of our former sole executive officer in 2011, which caused accrued compensation to be extinguished in exchange for stock option compensation. The decision not to enter into a compensation agreement with our current sole executive officer can be attributed to fiscal constraints due to the non-productive nature of drilling activities to date. We expect to that future executive compensation for our current chief executive officer will fluctuate from that paid this year ended based on the prospect of additional stock options and the results of operations moving forward.

Compensation paid to our vice-president of corporate affairs for the year ended December 31, 2010 was

$96,240 as compared to $120,480 for the year ended December 31, 2010. The decrease in compensation over the comparative periods is attributed to a decrease in salary due to fiscal constraints. We expect future compensation for our vice-president of corporate affairs to remain relatively consistent with that amount paid this year.

Tables

The following table provides summary information for the years 2011 and 2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)

Compensation      and Nonqualified

($)

($)

Deferred

Compensation

($)

Christian

2011

-

-

-

-

-

-

-

-

Russenberger   2010

-

-

-

-

-

-

-

-

CEO, CFO,

PAO and

director

Gilbert

2011

-

-

-

741,355

-

-

-

741,355

Burciaga:

2010     150,000     150,000

-

-

-

-

-

525,327

former CEO,

CFO, PAO

and director*

Nora

2011

96,240

-

-

-

-

-

-

96,240

Coccaro:

2010      120,480

-

-

-

-

-

-

120,480

Vice-

President of

Corporate

Affairs and

Director.

* Resigned as  officer and director on April 14, 2011.

The following table provides summary information for the year ended December 31, 2011, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of

$100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

incentive

Equity

Equity

plan

incentive

incentive

Number      Market

awards:

plan awards:

plan

of

value of      number of

market  or

awards:

shares

shares

unearned

payout value

Number of

Number of

number of

or units      or units

shares,

of unearned

securities

securities

securities

of stock      of stock

units or

shares, units

underlying

underlying

underlying

that

that

other

or other

unexercised      unexercised

unexercised

Option

have

have

rights that

rights that

options

options

unearned

exercise

Option

not

not

have not

have not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable     unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Gilbert

Burciaga

3,000,000

-

-

0.25

April 14,

2014

-

-

-

-

Christian

Russenberger

116,667

-

-

1.20

December

15, 2018

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

ITEM 12.

SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 15,346,586 shares of common stock issued and outstanding as of May 2, 2012 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and

Title of

Beneficial Owners

Class

Number of Shares

Percent of

Class

Christian Russenberger*

909,167

CEO, CFO, PAO and director

Meierhofrain 36, CH-8820

Common

(116,667 options and

16,637,500 convertible

6.0%

Wädenswil,  Switzerland

shares)

Markus Müller, director

Bleicherweg 66, CH-8022

Common

2,794,620

Zurich, Switzerland

(116,667 options)

18.2%

Nora Coccaro, director

Rio Negro 1245, Apartment 102

Common

75,587

Postal Code 1100, Montevideo, Uruguay

(91,667 options)

0.5%

Officer and directors (three) as a group

Common

3,779,374

24.7%

*  Christian Russenberger is  the owner of 722,500 common shares and 116,667 options and is  considered the beneficial owner of

(i) 186,667 common shares and $1,863,400 in debt convertible into 11,646,250 common shares held by Global Project Finance

AG and (ii)  $798,600 in debt  convertible into 4,991,250 common shares held by CR  Innovations AG.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting fees and option grants:

•     Gilbert Burciaga, our former sole executive officer and a former director. Mr. Burciaga entered into a resignation and separation agreement pursuant to which he relinquished any accrued compensation pursuant to his employment agreement and cancelled his outstanding options in exchange for the option to purchase 3,000,000 common shares for a period of three years from the date of grant at an exercise price of $0.25 per share.

•     Nora Coccaro, vice-president of corporate affairs and a director, pursuant to a consulting agreement dated March 16, 2000, realized $96,240 in consulting fees for the year ended  December 31, 2011.

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under this standard Mr. Russenberger and Mr. Müller could each be considered independent directors. Nonetheless, due to the number of financing transactions between the Company and entities managed by either Mr. Russenberger or Mr. Müller, we do not believe that our board of directors includes any independent directors.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

MartinelliMick PLLC (“Martinelli”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2011. BehlerMick PS (“Behler”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2010. The aggregate fees billed by Martinelli for our annual financial statements and review of our quarterly financial statements in 2011 were $4,331 and the aggregate fees billed by Behler for our annual financial statements and review of our quarterly financial statements in 2011 and 2010 were $31,247.

Audit Related Fees

Martinelli and Behler billed to the Company no fees in 2011 or 2010 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees”

above.

Tax Fees

Martinelli and Behler billed to the Company no fees in 2011 or 2010 for professional services rendered in connection with the preparation of our tax returns for the periods.

All Other Fees

Martinelli and Behler billed to the Company no fees in 2011 or 2010 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by

Martinelli and Behler, as detailed above, were pre-approved by our board of directors. Our independent auditors, Martinelli and Behler, performed all work using only their own full-time permanent employees.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-22, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2011 and 2010:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Deficit and Comprehensive Loss

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

May 3, 2012

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

Date

/s/ Christian Russenberger

Christian Russenberger

Chief Executive Officer, Chief Financial Officer, Principal

May 3, 2012

Accounting Officer and Director

/s/ Markus Müller

May 3,  2012

Markus Müller

Director

/s/ Nora Coccaro

May 3, 2012

Nora Coccaro

Director

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

37