Form 10-Q
period 2012-03-31
PROVIDENCE RESOURCES INC
filed 2012-05-15
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended March 31, 2012.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number of shares  outstanding of the issuer’s  common  stock,  $0.0001 par value (the only class of voting stock), at May 14, 2012, was 15,346,586.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Condensed  Balance Sheets  as of March 31, 2012 (unaudited) and December 31,

4

2011

Unaudited   Consolidated Statements of Opersions for the Three month periods

5

ended March 31, 2012 and 2011 and cumulative amounts since inception

Unaudited  Consolidated  Statements of Cash Flows for the Three month periods

6

ended March 31, 2012 and  2011and cumulative amounts since inception

Notes to  Unaudited Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

11

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.

Controls and Procedures

16

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

(Removed and Reserved)

22

Item 5.

Other Information

22

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

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31,

December 31,

2012

2011

ASSETS

(Unaudited)

Current assets:

Cash

$

3,239

$

10,857

Total current assets

3,239

10,857

Restricted cash

1,000,000

1,000,000

Deposit

25,000

25,000

Total assets

$

1,028,239      $

1,035,857

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable

$

78,880

$

58,003

Related party payables

19,745

8,960

Total current liabilities

98,625

66,963

Accrued expenses

1,851,124

1,557,635

Related party payables

3,144,405

3,072,203

Long-term debt

11,269,905

11,269,905

Total liabilities

16,364,059

15,966,706

Commitments and contingencies

Stockholders' deficit:

Providence Resources,  Inc. stockholders' deficit:

Preferred stock, $.0001 par value, 25,000,000 shares

authorized, no shares issued and outstanding

-

-

Common stock, $.0001 par value, 250,000,000 shares

authorized, 15,346,586 shares issued and outstanding

1,535

1,535

Additional paid-in capital

52,135,155

52,135,155

Accumulated deficit before current exploration stage

(11,834,164)

(11,834,164)

Deficit accumulated during the exploration stage

(55,789,319)

(55,384,348)

Total Providence Resources, Inc. stockholders' deficit

(15,486,793)

(15,081,822)

Non-controlling interest

150,973

150,973

Total stockholders' deficit

(15,335,820)

(14,930,849)

Total liabilities and stockholders' deficit

$

1,028,239      $

1,035,857

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011 and Cumulative Amounts

Cumulative

2012

2011

Amounts

Revenues

$

-    $

-    $

-

General and administrative expenses

39,280

173,381

10,496,567

Loss from operations

(39,280)

(173,381)

(10,496,567)

Other income (expense):

Interest income

-

-

144,450

Interest expense

(365,691)

(334,109)

(14,553,950)

Impairment of capital assets

-

-

(32,251,552)

Debt extinguishment and conversion income

-

-

195,337

Gain on sale of assets

-

-

1,119,109

Loss before income taxes

(404,971)

(507,490)

(55,843,173)

Provision for income taxes

-

-

-

Net loss

(404,971)

(507,490)

(55,843,173)

Net loss attributable to the non-controlling interest

-

-

53,854

Net loss attributable to Providence Resources,  Inc.

$

(404,971)    $

(507,490)    $

(55,789,319)

Loss per common share -

basic and diluted

$

(0.03)    $

(0.04)

Weighted average common shares outstanding -

basic and diluted

15,346,586

13,957,697

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011 and Cumulative Amounts

Cumulative

2012

2011

Amounts

Cash flows from operating activities:

Net loss

$

(404,971)    $

(507,490)    $

(55,789,319)

Adjustments to reconcile net loss to net cash

used in operating activities:

Shares and options issued for services

-

71,695

3,621,419

Shares issued for debt and accrued interest

-

-

4,792,207

Amortization of conversion rights on debt

-

-

4,671,394

Depreciation, amortization, and impairment

-

-

32,351,685

Non-controlling interest

-

-

(53,854)

Gain from debt extinguishments

-

-

(406,452)

Loss on sale of assets

-

-

(1,119,109)

Allowance for losses on receivables, net

-

-

33,123

Increase (decrease) in:

Receivables and prepaid expenses

-

-

441,692

Inventory

-

-

374,515

Deposit

-

-

(25,000)

Increase (decrease) in:

Accounts payable

20,877

(18,013)

1,391,671

Accrued expenses

293,489

268,470

4,775,884

Related party payables

82,987

97,682

314,238

Net cash used in operating activities

(7,618)

(87,656)

(4,625,906)

Cash flows from investing activities:

Restricted cash

-

-

(1,000,000)

Acquisition of property, equipment and

intangibles

-

-

(12,131,455)

Proceeds from sale of assets

-

-

7,212,800

Payments received on notes receivable

-

-

316,877

Issuance of notes receivable

-

-

3,124

Net cash used in investing activities

-

-

(5,598,654)

Cash flows from financing activities:

Proceeds from long-term debt

-

-

5,700,000

Issuance of common stock

-

-

519,500

Collection of stock subscription

-

142,200

142,200

Purchase of common stock

-

-

(100,000)

Commissions paid to raise convertible debentures

-

-

75,000

Minority investment in subsidiary

-

-

136,915

Payments on long-term debt

-

-

(62,841)

Net cash provided by financing activities

-

142,200

6,410,774

Net increase (decrease) in cash

(7,618)

54,544

(3,813,786)

Cash, beginning of period

10,857

742

3,817,025

Cash, end of period

$

3,239    $

55,286    $

3,239

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The Company was organized on February 17, 1993 under the laws of the State of Texas and began its current exploration stage on October 1, 2006. Cumulative amounts recorded in the financial statements are from October 1, 2006 to the current period end. PRE was formed to acquire leases in Texas for oil and gas exploration and development. PDX was formed to acquire drilling and service rigs for the purpose of drilling oil and gas wells in Texas. CCP was formed for constructing an oil and gas pipeline. PDX and

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011, filed with the

Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim  operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2012.

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 2 – Going Concern

As of March 31, 2012, the Company’s anticipated revenue generating activities have not begun and the

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

As of March 31, 2012 no funds had been drawn against this letter of credit.

Note 4 – Related Party Transactions

The Company has an agreement with Nora Coccaro, a director of the Company, for consulting services.

The agreement has an automatic renewal provision unless terminated by either party. During the three months ended  March 31, 2012 and 2011, the Company recognized consulting expense of $18,000 and

$30,120 respectively.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 5 – Related Party Payables

Related party payables consist of:

December

March 31,

31,

2012

2011

Convertible Promissory Notes Payable - secured,

maturing between May 2015 and August 2015,

including interest at 10%, and convertible at

approximately $0.16 per common share, and with

anti-dilution features

$

2,662,000    $

2,662,000

Accrued interest on related party convertible

promissory notes payable

482,405

410,203

Amounts due to directors of the Company for

consulting fees

19,745

8,960

3,164,150

3,081,163

Less current portion

(19,745)

(8,960)

$

3,144,405    $

3,072,203

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

March 31, 2012

Note 6 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

2012

2011

Interest

$

-

-

Income tax

$

-

-

Note 7 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain oil and gas leases.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and is unaware of any subsequent events which would require recognition or disclosure hereto.

Note 9 – Recent Accounting Pronouncements

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

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

All information presented herein is based on the three month period ended March 31, 2012.

During the three month period ended March 31, 2012  the Company was involved in (i) assessing the drilling results associated with the Carson 10-1 and Carson 12-1 wells in Val Verde County,  (ii) seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells,

and (iii) satisfying continuous public disclosure requirements.

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

Results of Operations

Net Losses

For the period from re-entering the current exploration stage on October 1, 2006 or inception until March

31, 2012, the Company incurred net losses of $55,789,319. Net losses for the three months ended March

31, 2012 were $404,971 as compared to $507,490 for the three months ended March 31, 2011. The decrease in net losses over the comparable periods can be attributed primarily to the decrease in general and administrative expenses over the comparable periods. We expect to continue to operate at a loss through 2012 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $39,280 as compared to $173,381 for the three months ended March 31, 2011. The decrease in general and administrative expenses over the comparable three month periods can be primarily attributed to decreases in consulting expenses professional fees and stock compensation expense. General and administrative expenses include accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will remain relatively consistent in future periods as management continues to look to operating efficiencies pending the return to development activities.

Other Expense

Interest expense for the three months ended  March 31, 2012 increased to $365,691from $334,109 for the three months ended March 31, 2011. We expect that interest expense will continue to increase in future periods.

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

Capital Expenditures

The Company has spent significant amounts of capital for the period from inception of the current exploration stage to December 31, 2011, on unproved oil and gas properties, pipeline construction, and related exploration costs though all such capital was impaired and expensed as of December 31, 2011.

Liquidity and Capital Resources

The Company has been in the exploratory stage since re-entering the current exploration stage and has experienced significant changes in liquidity, capital resources, and stockholders’ equity. The Company had a working capital deficit of $95,386 at March 31, 2012. Current assets were $3,239 in cash. Total assets  were $1,028,239 including current assets, $1,000,000 in restricted cash held for the benefit of the owners of the leasehold interests held by the Company, and $25,000 held for the benefit of the Texas

Railroad Commission. Current liabilities were $98,625, consisting of accounts payable of $78,880 and related party payables of $19,745. Total liabilities were $16,364,059 including current liabilities, accrued expenses of $1,851,124, related party payables of $3,144,405, and long term debt of $11,269,905. Total stockholders’ deficit was $15,335,820 as of March 31, 2012.

For the period from inception of its current exploration stage until March 31, 2012, Company cash flow used in operating activities was $4,625,906. Cash flow used in operating activities for the three month period ended March 31, 2012, was $7,618 as compared to $87,656 for the three month period ended

March 31, 2011. The change in cash flow used in operating activities can be attributed to the differences in accounts payable and accrued expenses over the respective periods.  The Company expects to continue to use cash flow in operating activities until such time as it can generate revenue from operations.

For the period from inception of its current exploration stage until March 31, 2012, the Company’s cash flow used in investing activities was $5,598,654. Cash flow used  by investing activities for the respective three month periods ended March 31, 2012 and March 31, 2011 was $0. The Company expects to use cash flow in investing activities in future periods in connection with the further development of its leases.

For the period from inception of its current exploration stage until March 31, 2012, the Company’s cash flow provided by financing activities was $6,410,774. Cash flow provided by financing activities for the three month period ended March 31, 2012 was $0  compared to $142,200 for the three month period ended

March 31, 2011. Cash flow provided by financing activities in the three month period ended March 31,

2011 was in connection with the realization of a stock subscription receivable. The Company expects to continue to rely on cash flow provided by financing activities until such time as it can generate revenue from operations.

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

Going Concern

Our auditor expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit during the current exploration stage of $55,384,348 as of December 31, 2011. These conditions raise substantial doubt about our future.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the years ended

December 31, 2011 and 2010, included on Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the Company’s current exploration stage inception in 2006, our operations have resulted in a continuation of losses. We will continue to incur operating losses until such time as we begin producing revenue, which may or may not eventuate. Should the Company fail to produce revenue it will continue to operate at a loss.

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

The nature of these risks is such that some liabilities including environmental fines and penalties could exceed our ability to pay for the damages. We could incur significant costs due to these risks that would contribute to net losses.

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

15g-1

which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-

6 as those whose commissions from traders are lower than 5% total commissions;

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

25 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly authorized.

Providence Resources, Inc.

Date

/s/ Christian Russenberger

May 14, 2012

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

24