Form 10-Q
period 2012-06-30
PROVIDENCE RESOURCES INC
filed 2012-08-20
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended June 30, 2012.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number of shares  outstanding of the issuer’s  common  stock,  $0.0001 par value (the only class of voting stock), at August 16, 2012, was 15,346,586.

TABLE OF CONTENTS

PART I – FINANCIAL  INFORMATION

Item 1.     Financial Statements ............................................................................................................... 3

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and

December 31, 2011 ................................................................................................................. 4

Unaudited Consolidated Statements of Operations for the three and six month periods ended

June 30, 2012 and 2011 and cumulative amounts since inception of the current exploration stage...................................................................................................................................... 5

Unaudited Consolidated Statements of Cash Flows for the six  month periods ended

June 30, 2012 and 2011 and cumulative amounts since inception of the current exploration stage ..................................................................................................................... 6

Notes to Unaudited Consolidated Financial Statements.............................................................. 7

Item 2.     Management's Discussion and Analysis of Financial Condition and

PART II – OTHER INFORMATION

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

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30,

December 31,

2012

2011

ASSETS

(Unaudited)

Current assets:

Cash

$

327    $

10,857

Total current assets

327

10,857

Restricted cash

1,000,000

1,000,000

Deposit

25,000

25,000

Total assets

$

1,025,327    $

1,035,857

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable

$

61,530    $

58,003

Accrued expenses

12,000

-

Related party payables

23,643

8,960

Note payable

70,000

-

Total current liabilities

167,173

66,963

Accrued expenses

2,145,247

1,557,635

Related party payables

3,217,613

3,072,203

Long-term debt

11,269,905

11,269,905

Total liabilities

16,799,938

15,966,706

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

Accumulated deficit before current exploration stage

(11,834,164)

(11,834,164)

Deficit accumulated during the exploration stage

(56,228,110)

(55,384,348)

Total Providence Resources, Inc. stockholders' deficit

(15,925,584)

(15,081,822)

Non-controlling interest

150,973

150,973

Total stockholders' deficit

(15,774,611)

(14,930,849)

Total liabilities and stockholders' deficit

$

1,025,327    $

1,035,857

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2012 and 2011 and Cumulative Amounts

Three months ended

Six months ended

June 30,

June 30,

Cumulative

2012

2011

2012

2011

Amounts

Revenues

$

-    $

-    $

-    $

-    $

-

General and administrative expenses

71,460

713,171

110,740

886,553

10,568,027

Loss from operations

(71,460)

(713,171)

(110,740)

(886,553)

(10,568,027)

Other income (expense):

Interest income

-

-

-

-

144,450

Interest expense

(367,331)

(342,225)

(733,022)

(676,333)

(14,921,281)

Impairment of capital assets

-

-

-

(32,251,552)

Debt extinguishment and conversion income

-

-

-

-

195,337

Gain on sale of assets

-

-

-

-

1,119,109

(367,331)

(342,225)

(733,022)

(676,333)

(45,713,937)

Loss before income taxes

(438,791)

(1,055,396)

(843,762)

(1,562,886)

(56,281,964)

Provision for income taxes

-

-

-

-

-

Net loss

(438,791)

(1,055,396)

(843,762)

(1,562,886)

(56,281,964)

Net loss attributable to the non-controlling interest

-

-

-

-

53,854

Net loss attributable to Providence Resources,  Inc.

$

(438,791)    $

(1,055,396)    $

(843,762)    $

(1,562,886)    $

(56,228,110)

Loss per common share -

basic and diluted

$

(0.03)    $

(0.08)    $

(0.05)    $

(0.11)

Weighted average common shares outstanding -

basic and diluted

15,346,586

13,957,697

15,346,586

13,957,697

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011 and Cumulative Amounts

Cumulative

2012

2011

Amounts

Cash flows from operating activities:

Net loss

$

(843,762)

(1,562,886)

(56,228,110)

Adjustments to reconcile net loss to net cash

used in operating activities:

Shares and options issued for services

-

813,050

3,621,419

Shares issued for debt and accrued interest

-

-

4,792,207

Amortization of conversion rights on debt

-

-

4,671,394

Depreciation, amortization, and impairment

-

-

32,351,685

Non-controlling interest

-

-

(53,854)

Gain from debt extinguishments

-

-

(406,452)

Gain on sale of assets

-

-

(1,119,109)

Allowance for losses on receivables, net

-

-

33,123

Increase (decrease) in:

Receivables and prepaid expenses

-

-

441,692

Inventory

-

-

374,515

Deposit

-

-

(25,000)

Increase (decrease) in:

Accounts payable

3,527

19,540

1,374,321

Accrued expenses

599,612

543,233

5,082,007

Related party payables

160,093

54,980

391,344

Net cash used in operating activities

(80,530)

(132,083)

(4,698,818)

Cash flows from investing activities:

Restricted cash

-

-

(1,000,000)

Acquisition of property and equipment  and  intangibles

-

-

(12,131,455)

Proceeds from sale of assets

-

-

7,212,800

Payments received on notes receivable

-

-

316,877

Issuance of notes receivable

-

-

3,124

Net  cash used  in investing activities

-

-

(5,598,654)

Cash flows from financing activities:

Proceeds from long-term debt

-

-

5,700,000

Proceeds from note payable

70,000

-

70,000

Issuance of common stock

-

-

519,500

Collection of stock subscription

-

142,200

142,200

Purchase of common stock

-

-

(100,000)

Commissions paid to raise convertible debentures

-

-

75,000

Minority investment in subsidiary

-

-

136,915

Payments on long-term debt

-

-

(62,841)

Net cash provided by financing activities

70,000

142,200

6,480,774

Net increase (decrease) in cash

(10,530)

10,117

(3,816,698)

Cash, beginning of period

10,857

25,742

3,817,025

Cash, end of period

$

327

35,859

327

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 2 – Going Concern

As of June 30, 2012, the Company’s anticipated revenue generating activities have not begun and the

Company has negative cash flows from operations, has incurred significant losses since inception, has negative working capital, and has an accumulated deficit in the current exploration stage of over

$56,000,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

As of  June 30, 2012 no funds had been drawn against this letter of credit.

Note 4 – Related Party Transactions

The Company has an agreement with Nora Coccaro, a director of the Company, for consulting services.

The agreement has an automatic renewal provision unless terminated by either party. During the six months ended  June 30, 2012 and 2011, the Company recognized consulting expense of $36,000 and

$60,240 respectively.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 5 – Related Party Payables

Related party payables consist of:

December

June 30,

31,

2012

2011

Convertible Promissory Notes Payable - secured,

maturing between May 2015 and August 2015,

including interest at 10%, and convertible at

approximately $0.16 per common share, and with

anti-dilution features

$

2,662,000    $

2,662,000

Accrued interest on related party convertible

promissory notes payable

555,613

410,203

Note payable – unsecured, due on demand, non-interest

bearing, and due to a shareholder and director of the

Company

20,000

-

Amounts due to directors of the Company for

consulting fees

3,643

8,960

3,241,256

3,081,163

Less current portion

(23,643)

(8,960)

$

3,217,613    $

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

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 6 – Note Payable

During April 2012, the Company entered into an unsecured, due on demand, non-interest bearing note payable for $70,000 which note is yet to be memorialized.

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

2012

2011

Interest

$

-

-

Income tax

$

-

-

Note 8 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain oil and gas leases.

Note 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and is unaware of any subsequent events which would require recognition or disclosure hereto.

Note 10 – Recent Accounting Pronouncements

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

I T E M  2.

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

All information presented herein is based on the three and six month periods ended June 30, 2012.

During the six  month period ended June 30, 2012 the Company was involved in (i) seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells; (ii)

procuring assistance to remediate the Carson 12-1 site; and (iii) satisfying continuous public disclosure requirements.

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

Results of Operations

Net Losses

For the period from re-entering the current exploration stage on October 1, 2006 or inception until June

30, 2012, the Company incurred net losses of $56,228,110. Net losses for the three months ended June 30,

2012 were $438,791 as compared to $1,055,396 for the three months ended June 30, 2011. Net losses for the six months ended June 30, 2012 were $843,762 as compared to $1,562,886 for the six months ended

June 30, 2011. The decrease in net losses over the comparable periods can be attributed primarily to the decrease in general and administrative expenses over the comparable periods. We expect to continue to operate at a loss through 2012 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were $71,460 as compared to $713,171 for the three months ended June 30, 2011. General and administrative expenses for the six months ended June 30, 2012 were $110,740 as compared to $886,553 for the six months ended June 30,

2011. The decrease in general and administrative expenses over the comparable three and six month periods can be primarily attributed to decreases in consulting expenses, professional fees and stock compensation expense. General and administrative expenses include accounting costs, consulting fees,

leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will remain relatively consistent in future periods as management continues to look to operating efficiencies pending the return to development activities.

Other Expense

Interest expense for the three months ended June 30, 2012 increased to $367,331 from $342,225 for the three months ended June 30, 2011. Interest expense for the six months ended June 30, 2011 increased to

$733,022 from $676,333 for the six months ended June 30, 2011. We expect that interest expense will continue to increase in future periods as debt instruments mature.

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

Liquidity and Capital Resources

The Company has been in the exploratory stage since re-entering the current exploration stage and has experienced significant changes in liquidity, capital resources, and stockholders’ equity. The Company had a working capital deficit of $166,846 at June 30, 2012. Current assets were $327 in cash. Total assets were $1,025,327 including current assets, $1,000,000 in restricted cash held for the benefit of the owners of the leasehold interests held by the Company, and $25,000 held for the benefit of the Texas Railroad

Commission. Current liabilities were $167,173, consisting of accounts payable of $61,530, accrued expenses of $12,000, related party payables of $23,643 and a note payable of $70,000. Total liabilities were $16,799,938 including current liabilities,  accrued expenses of $2,145,247, related party payables of

$3,217,613, and long term debt of $11,269,905. Total stockholders’ deficit was $15,774,611 as of June

30, 2012.

For the period from inception of its current exploration stage until June 30, 2012, Company cash flow used in operating activities was $4,698,818. Cash flow used in operating activities for the six month period ended June 30, 2012, was $80,530 as compared to $132,083 for the six month period ended June

30, 2011. The change in cash flow used in operating activities can be attributed to increases in accrued expenses and related party payables over the respective periods.  The Company expects to continue to use cash flow in operating activities until such time as it can generate revenue from operations.

For the period from inception of its current exploration stage until June 30, 2012, the Company’s cash flow used in investing activities was $5,598,654. Cash flow used  by investing activities for the respective six month periods ended June 30, 2012 and June 30, 2011 was $0. The Company expects to use cash flow in investing activities in future periods in connection with the further development of its leases.

For the period from inception of its current exploration stage until June 30, 2012, the Company’s cash flow provided by financing activities was $6,480,774. Cash flow provided by financing activities for the six month period ended June 30, 2012 was $70,000 compared to $142,200 for the six month period ended

June 30, 2011. Cash flow provided by financing activities in the six month period ended June 30, 2012 is attributed to proceeds from a note payable. The Company expects to continue to rely on cash flow provided by financing activities until such time as it can generate revenue from operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2011 which had increased to $56,228,110 as of June 30, 2012. Unless we are able to overcome our dependence on successive financings and generate revenue from operations, our ability to continue as a going concern is in jeopardy.

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

MINE SAFETY DISCLOSURES

Not applicable.

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

August 16, 2012

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