Form 10-Q
period 2012-09-30
PROVIDENCE RESOURCES INC
filed 2012-11-19
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the  only class of voting stock), at November 14, 2012, was 17,846,586.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of

September 30, 2012 (Unaudited)  and December 31, 2011

4

Unaudited Consolidated Statements of Operations for the

three and nine month periods ended September 30, 2012 and  2011 and cumulative amounts since inception of the current exploration stage

5

Unaudited Consolidated Statements of Cash Flows for the

nine month periods ended September 30, 2012 and 2011 and cumulative amounts since inception of the current exploration stage

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

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Mine Safety Disclosures

21

Item 5.

Other Information

21

Item 6.

Exhibits

21

Signatures

22

Index to Exhibits

23

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

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30,

December 31,

2012

2011

ASSETS

(Unaudited)

Current assets:

Cash

$

6,471

10,857

Total current assets

6,471

10,857

Restricted cash

1,000,000

1,000,000

Deposit

25,000

25,000

Total assets

$

1,031,471

1,035,857

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable

$

58,672

58,003

Related party payables

20,903

8,960

Note payable

70,000

-

Total current liabilities

149,575

66,963

Accrued expenses

2,466,329

1,557,635

Related party payables

3,298,236

3,072,203

Long-term debt

11,269,905

11,269,905

Total liabilities

17,184,045

15,966,706

Commitments and contingencies

-

-

Stockholders' deficit:

Providence Resources, Inc. stockholders' deficit:

Preferred stock, $.0001 par value, 25,000,000 shares

authorized, no shares issued and outstanding

-

-

Common stock, $.0001 par value, 250,000,000 shares

authorized, 17,846,586 and 15,346,586 shares issued and

outstanding, respectively

1,785

1,535

Additional paid-in capital

52,184,905

52,135,155

Accumulated deficit before current exploration stage

(11,834,164)

(11,834,164)

Deficit accumulated during the exploration stage

(56,656,073)

(55,384,348)

Total Providence Resources, Inc. stockholders' deficit

(16,303,547)

(15,081,822)

Non-controlling interest

150,973

150,973

Total stockholders' deficit

(16,152,574)

(14,930,849)

Total liabilities and stockholders' deficit

$

1,031,471

1,035,857

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2012 and 2011 and Cumulative Amounts

Three months ended

Nine months ended

September 30,

September 30,

Cumulative

2012

2011

2012

2011

Amounts

Revenues

$

-    $

-    $

-    $

-    $

-

General and administrative expenses

26,258

264,252

136,998

1,150,805

10,594,285

Loss from operations

(26,258)

(264,252)

(136,998)

(1,150,805)

(10,594,285)

Other income (expense):

Interest income

-

-

-

-

144,450

Interest expense

(401,705)

(357,927)

(1,134,727)

(1,034,260)

(15,322,986)

Impairment of capital assets

-

-

-

-

(32,251,552)

Debt extinguishment and conversion income

-

-

-

-

195,337

Gain on sale of assets

-

-

-

-

1,119,109

(401,705)

(357,927)

(1,134,727)

(1,034,260)

(46,115,642)

Loss before income taxes

(427,963)

(622,179)

(1,271,725)

(2,185,065)

(56,709,927)

Provision for income taxes

-

-

-

-

-

Net loss

(427,963)

(622,179)

(1,271,725)

(2,185,065)

(56,709,927)

Net loss attributable to the non-controlling interest

-

-

-

-

53,854

Net loss attributable to Providence Resources, Inc.    $

(427,963)    $

(622,179)    $

(1,271,725)    $

(2,185,065)    $

(56,656,073)

Loss per common share -

basic and diluted

$

(0.03)    $

(0.04)    $

(0.08)    $

(0.16)

Weighted average common shares outstanding -

basic and diluted

16,460,716

14,274,726

15,720,674

14,064,535

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011 and Cumulative Amounts

Cumulative

2012

2011

Amounts

Cash flows from operating activities:

Net loss

$

(1,271,725)

(2,185,065)

(56,656,073)

Adjustments to reconcile net loss to net cash

used in operating activities:

Shares and options issued for services

-

1,035,272

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

-

(25,000)

Increase (decrease) in:

Accounts payable

669

(18,846)

1,371,463

Accrued expenses

908,694

828,776

5,391,089

Related party payables

237,976

116,770

469,227

Net cash used in operating activities

(124,386)

(223,093)

(4,742,674)

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

50,000

125,000

569,500

Collection of stock subscription

-

142,200

142,200

Purchase of common stock

-

-

(100,000)

Commissions paid to raise convertible debentures

-

-

75,000

Minority investment in subsidiary

-

-

136,915

Payments on long-term debt

-

-

(62,841)

Net cash provided by financing activities

120,000

267,200

6,530,774

Net increase (decrease) in cash

(4,386)

44,107

(3,810,554)

Cash, beginning of period

10,857

25,742

3,817,025

Cash, end of period

$

6,471

69,849

6,471

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note 2 – Going Concern

As of September 30, 2012, the Company’s anticipated revenue generating activities have not begun and the Company has negative cash flows from operations, has incurred significant losses since inception, has negative working capital, and has an accumulated deficit in the current exploration stage of over

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

As of September 30, 2012 no funds had been drawn against this letter of credit.

Note 4 – Related Party Transactions

The Company has an agreement with Nora Coccaro, a director of the Company, for consulting services.

The agreement has an automatic renewal provision unless terminated by either party. During the nine months ended September 30, 2012 and 2011, the Company recognized consulting expense of $45,000 and

$78,240 respectively.

Note 5 – Capital Stock

During the period ended September 30, 2012, the Company issued 2,500,000 shares of common stock for

$50,000.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note 6 – Related Party Payables

Related party payables consist of:

September 30,

December 31,

2012

2011

Convertible Promissory Notes Payable - secured,

maturing between May 2015 and August 2015,

including interest at 10%, and convertible at

approximately $0.14 per common share, and with

anti-dilution features

$

2,662,000    $

2,662,000

Accrued interest on related party convertible

promissory notes payable

636,236

410,203

Note payable – unsecured, due on demand, non-interest

bearing, and due to a shareholder and director of the

Company

20,000

-

Amounts due to directors of the Company for

consulting fees

903

8,960

3,319,139

3,081,163

Less current portion

(20,903)

(8,960)

$

3,298,236    $

3,072,203

Notes previously identified as being secured are collateralized by one or more of the following:

     All seismic data obtained in connection with the 3D Seismic Project Proposal and Agreement between the Company and TRNCO Petroleum Corporation which seismic data may not be shared with any third party without the express written consent of the holder of the note.

     Any and all proceeds arising from or attributable to the assets.

     Oil and gas lease interests held by the Company.

     Properties, rights, and assets of the Company.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note 7 – Note Payable

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and is unaware of any subsequent events which would require recognition or disclosure in the financial statements.

Note 11 – Recent Accounting Pronouncements

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

All information presented herein is based on the three and nine month periods ended September 30, 2012.

During the nine month period ended September 30, 2012 the Company was involved in (i) seeking out prospective financing to fund the completion of the Val Verde County wells; (ii) procuring assistance to remediate the Carson 12-1 site; and (iii) satisfying continuous public disclosure requirements.

The Company’s intention is to reenter and complete its Carson 10-1 and Carson 12-1 wells in Val Verde

County, Texas, over the next twelve months. However, unless the minimum performance criteria pertaining to the number of wells drilled prior to the expiration of the leases are met, the Company will lose its leases. Since the Val Verde County leases expire in February of 2013 the remaining lease term is insufficient time to satisfy the minimum performance criteria. The Company is in negotiations to extend the term of the leases. Management believes that an extension to the lease term will be agreed prior to expiration. Once an agreement to extend the leases is reached the development may be further delayed by the availability of funding. Unfortunately, the recent trending up in natural gas prices has not reached a point at which the normal risks associated with exploration and development activities are sufficiently mitigated to encourage investment. Nonetheless, management believes that an extended lease term combined with the expectation that natural gas prices will increase over future periods will attract the requisite funding and enable the Company to move forward with its development of the Val Verde

County leases.

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

Results of Operations

Net Losses

For the period from re-entering the current exploration stage on October 1, 2006 or inception until

September 30, 2012, the Company incurred net losses of $56,656,073. Net losses for the three months ended September 30, 2012 were $427,963 as compared to $622,179 for the three months ended

September 30, 2011. Net losses for the nine months ended September 30, 2012 were $1,271,725 as compared to $2,185,065 for the nine months ended September 30, 2011. The decrease in net losses over the comparable three and nine month periods can be attributed primarily to the decrease in general and administrative expenses over the comparable periods offset by an increase in interest expense. We expect to continue to operate at a loss through 2012 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 were $26,258 as compared to $264,252 for the three months ended September 30, 2011. General and administrative expenses for the nine months ended September 30, 2012 were $136,998 as compared to $1,150,805 for the nine months ended September 30, 2011. The decrease in general and administrative expenses over the comparable three and nine month periods can be primarily attributed to decreases in consulting expenses,

professional fees and stock compensation expense. General and administrative expenses include accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will remain relatively consistent in future periods as management continues to look to operating efficiencies to decrease expenses.

Other Expense

Interest expense for the three months ended September 30, 2012 increased to $401,705 from $357,927 for the three months ended September 30, 2011. Interest expense for the nine months ended September 30,

2011 increased to $1,134,727 from $1,034,260 for the nine months ended September 30, 2011. We expect that interest expense will continue to increase in future periods as debt instruments mature.

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

The Company had a working capital deficit of $143,104 at September 30, 2012. Current assets were

$6,471 in cash. Total assets were $1,031,471 including current assets, $1,000,000 in restricted cash held for the benefit of the owners of the leasehold interests held by the Company, and $25,000 held for the benefit of the Texas Railroad Commission. Current liabilities were $149,575, consisting of accounts payable of $58,672, related party payables of $20,903 and a note payable of $70,000. Total liabilities were $17,184,045 including current liabilities, accrued expenses of $2,466,329, related party payables of

$3,298,236, and long term debt of $11,269,905. Total stockholders’ deficit was $16,152,574 as of

September 30, 2012.

For the period from inception of its current exploration stage until September 30, 2012, Company cash flow used in operating activities was $4,742,674. Cash flow used in operating activities for the nine month period ended September 30, 2012, was $124,386 as compared to $223,093 for the nine month period ended September 30, 2011. The change in cash flow used in operating activities can be attributed to accounts payable, accrued expenses and related party payables over the respective periods.  The

Company expects to continue to use cash flow in operating activities until such time as it can generate revenue from operations.

For the period from inception of its current exploration stage until September 30, 2012, the Company’s cash flow used in investing activities was $5,598,654. Cash flow used by investing activities for the respective nine month periods ended September 30, 2012 and September 30, 2011 was $0. The Company

expects to use cash flow in investing activities in future periods in connection with the further development of its leases.

For the period from inception of its current exploration stage until September 30, 2012, the Company’s cash flow provided by financing activities was $6,530,774. Cash flow provided by financing activities for the nine month period ended September 30, 2012 was $120,000 compared to $267,200 for the nine month period ended September 30, 2011. Cash flow provided by financing activities in the nine month period ended September 30, 2012 is attributed to proceeds from a note payable and the issuance of common stock. The Company expects to continue to rely on cash flow provided by financing activities until such time as it can generate revenue from operations.

Our current assets are insufficient to conduct exploration and development activities over the next twelve

(12) months or to maintain operations. We need a minimum of $4,000,000 in debt or equity financing to fund the reentry and completion of the Carson 10-1 and Carson 12-1 and to meet minimum operational requirements. We may also require an additional $4,000,000 to fund the drilling of two additional wells on the Carson leases in order to maintain the leases. However, we have no commitments or arrangements for either the first or second tier of these requisite financings, though our shareholders are the most likely source of loans or equity placements in order for us to maintain operations. Our inability to obtain financing to complete our development plan for the Carson leases would cause us to relinquish the leases to the landowners. Any such action would have a material adverse effect on our business operations.

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

     our anticipated financial performance;

     uncertainties related to oil and gas exploration and development;

     our ability to generate revenues through oil and gas production to fund future operations;

     movement in energy prices;

     our ability to raise additional capital to fund cash requirements for future operations;

     the volatility of the stock market; and

     general economic conditions.

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

Revenue Recognition

Revenues will be recorded upon the completion of services, with the existence of an agreement and where collectability is reasonably assured. Oil and natural gas production revenue, if any, will be recognized at the time and point of sale after the product has been extracted from the ground.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2011 which had increased to $56,656,073 as of September 30, 2012. Unless we are able to overcome our dependence on successive financings and generate revenue from operations, our ability to continue as a going concern is in jeopardy.

The Company may lose its leases in Val Verde County

The Company stands to lose its exploration and development leases in Val Verde County unless minimum performance criteria pertaining to the number of wells drilled prior to the expiration of the leases are satisfied within the lease term. Alternatively, the Company may attempt to renegotiate its leases in order to extend the leases. Unless the terms of the leases are extended or otherwise modified to permit additional time to develop natural gases resources the Company is likely to lose its leases in Val Verde

County and relinquish that amount held in escrow for the benefit of the owners of the leases. Should the

Company lose its leases in Val Verde it will be without any leasehold property or otherwise on which to continue its exploration and development activities.

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

     unexpected drilling conditions;

     title problems;

     pressure or irregularities in formations;

     equipment failures or accidents;

     adverse weather conditions;

     compliance with environmental and other governmental requirements; and

     cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

     encountering well blowouts;

     cratering, explosions and fires;

     pipe failure;

     formations with abnormal pressures resulting in uncontrollable flows of oil and natural gas;

     brine or well fluids; and

     release of contaminants into the environment and other environmental hazards and risks.

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

     the level of consumer demand;

     the domestic supply;

     domestic governmental regulations and taxes;

     the price and availability of alternative fuel sources;

     weather conditions; and

     market uncertainty.

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

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2012, the Company authorized the issuance of 2,500,000 restricted common shares to

Global Convertible Megatrend Ltd. in reliance upon the exemptions from registration provided by Section

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

States at the time of the offering, and ensuring that the offeree to whom the convertible debenture was offered and authorized was a non-U.S. offeree with an address in a foreign country.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Providence Resources, Inc.

Date

/s/ Christian Russenberger

November 14, 2012

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

23