Form 10-K
period 2012-12-31
PROVIDENCE RESOURCES INC
filed 2013-04-02
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

.

Commission file number: 000-30377

PROVIDENCE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Texas

06-1538201

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

700 Lavaca Street, Suite 1400, Austin, Texas 78701

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code:  598 94 74 82 67

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

Yes ☑No ☐

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.0001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates  (16,945,545  shares) was  approximately  $550,730  based  on the average closing bid  and ask prices  ($0.0325) for the common stock on March 28, 2013.

At  April  1, 2013 the number of  shares  outstanding of  the registrant's common  stock, $0.0001 par value (the only  class of  voting stock), was 24,846,586.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

14

Item 3.

Legal Proceedings

16

Item 4.

Mine Safety Disclosures

16

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

17

Equity Securities

Item 6.

Selected Financial Data

20

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

20

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

25

Item 8.

Financial Statements and Supplementary Data

25

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

26

Item 9A.

Controls and Procedures

26

Item 9B.

Other Information

28

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

29

Item 11.

Executive Compensation

32

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

34

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

34

Item 14.

Principal Accountant Fees and Services

35

PART IV

Item 15.

Exhibits, Financial Statement Schedules

36

Signatures

37

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

Counties, Texas. On completing the acquisition of PRE the Company changed its name to “Providence

Resources, Inc.”

The Company subsequently abandoned exploration and development efforts in Comanche and Hamilton

Counties.

The Val Verde County leases expired in February of 2013. The Company is currently in discussions with the land owners for the purpose of renewing the Val Verde County leases. Should developmental resources become available and we are able to reach an agreement to renew these leasehold interests, our focus will return to the completion of wells drilled in Val Verde County.

The Company’s principal place of business is located at 700 Lavaca Street, Austin, Texas 78701, and our telephone number is (210) 807-4204. Our registered statutory office is located at 408 West 17th Street,

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

PRE entered into an Extension and Amendment Re Oil and Gas Leases with Carson to extend the primary term of the leases until February 28, 2013. The extension obligated PRE to drill two additional wells on the leases with the option to secure the leases past February 28, 2013 with continuous development.

The Company allowed leases on approximately 2,843 acres of that acreage acquired in 2006 to lapse.

Investment in that acreage was fully impaired in the year ended December 31, 2009.

Since the expiration of the leases subsequent to period end, the Company has been in discussions with

Carson to negotiate the terms of a renewal in order to continue development activities in Val Verde County.

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

Reentry/Completion

PRE intends to complete the Carson 10-1 and Carson 12-1 wells by reentering the well bore to test the

Strawn formation and, based on completion results, develop the Ellenberger formation. The development program is contingent on the availability of financing, the renewal of leases on the acreage that have expired since period end and consideration of the economics of the program based on future projections for natural gas prices.

The Company’s wholly owned subsidiary PRT Holdings, LLC, has posted a $25,000 bond with the Texas

Railroad Commission and is now mandated as the operator of the Val Verde leases.

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

We believe that the Company can successfully compete against other independent companies by utilizing the expertise of consultants familiar with the structures to be developed, maintaining low corporate overhead and otherwise efficiently developing current lease interests.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, or labor contracts, except the leases we have acquired for oil, gas and mineral interests to provide for the payment of royalties in the event production is realized.

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

Although the United States elected not to participate in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various nations and states could adversely affect our operations and demand for our prospective products.

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

Employees

The Company currently has one employee and relies on independent contractors to assist it in managing the development of oil and gas interests. We also rely on geophysicists, geologists, attorneys, and accountants as necessary to assist us in moving our business forward.

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

Since the Company’s current inception of the exploration stage in 2006, operations have resulted in a continuation of losses. We will continue to incur operating losses until such time as we begin producing revenue, which may or may not eventuate. Should the Company fail to produce revenue it will continue to operate at a loss.

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

The Company’s audits for the periods ended December 31, 2012 and 2011 expressed substantial doubt as to its ability to continue as a going concern due  to the lack of revenue generating activities and the accumulation of significant losses in the current exploration stage of $57,080,934 as of December 31, 2012.

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

The Company has no assurance that it will be able to renew the leases that expired in Val Verde County subsequent to period end.

The Company’s leases in Val Verde County expired subsequent to period end despite discussions with the land owners to extend same. We are currently in negotiations to renew the Val Verde leases in order to complete our development plan for those wells drilled to date. Despite our efforts, we can provide our shareholders with no assurance that negotiations will ultimately result in a renewal of the Val Verde leases.

Should we be unable to reach an agreement to renew the leases our plan of operating going forward is uncertain and may cause us to abandon efforts to date in oil and gas development activities.

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

     control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

     manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

     the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

Oil and Gas Properties

As of the period end December 31, 2012, the Company held an aggregate of 13,341.3 acres of oil and gas leases located in Val Verde County, Texas. Subsequent to period end said leases expired. The Company remains in negotiations with the acreage owners to renew the leases.

On March 30, 2006, PRE acquired 9,989.2 of its acres of oil and gas leases pursuant to an agreement with

Global. Effective December 12, 2008, the terms of the leases were extended pursuant to an Agreement re

Oil and Gas Lease with Carson.

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

Abstract

Part; Section

Block

Original Grantee

Acres

2300

All; 9

S-10

S. Bailey

1,335.80

2303

All; 4

S-10

M. M. Norman

1,335.80

1922

W/2, 3

S-10

H. Lawson

680.50

Total

3,352.10

On February 28, 2010, PRE entered into an Extension and Amendment Re Oil and Gas Leases with Carson to extend the primary term of the leases until February 28, 2013. The extension obligated PRE to drill two additional wells on the leases with the right to secure the leases past February 28, 2013 with continuous development of the acreage. The leases expired in February of 2013.

Drilling Activity

During 2009 PRE engaged R.K. Ford to drill two exploratory wells to the Ellenberger formation underlying the leases in Val Verde County, one of which was plugged and abandoned subject to reentry. PRE’s analysis of the exploratory wells identified prospective secondary production targets in the Strawn and

Pennsylvanian Wolfcamp/Canyon Sands. The Company analyzed the drill results and made a determination to complete both wells in 2012 subject to financing. Since financing did not materialize over the period, anticipated completion efforts were suspended.

PRE is not in the process of installing waterfloods, performing pressure maintenance operations, or performing any other related operations of material importance.

Delivery Commitments

PRE has no contracts to provide a fixed and determinable quantity of oil or gas.

Undeveloped Acreage

All acreage in which PRE maintained an interest is to be considered undeveloped acreage. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by production under the terms of a lease. PRE’s interest in undeveloped acreage expired subsequent to period end.

Oil and Gas Reserves

The existence of oil and gas reserves for our properties had not been determined as of December 31, 2012.

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

Texas 78701 for which it pays rent of $75 a month on a recurring basis.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “PVRS”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission which may not necessarily reflect actual transactions. The adjusted high and low bid prices for the common stock for each of the quarters listed below are as follows:

Year

Quarter Ended

High

Low

2012

December 31

$0.13

$0.02

September 30

$0.10

$0.02

June 30

$0.13

$0.02

March 31

$0.25

$0.03

2011

December 31

$0.25

$0.04

September 30

$0.25

$0.16

June 30

$0.25

$0.23

March 31

$0.51

$0.12

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2012, there were 162 shareholders of record holding a total of 24,846,586 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value

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

Preferred Stock

As of December 31, 2012, there were no shares issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.0001 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of December 31, 2012, the Company has no warrants issued and outstanding.

Stock Options

As of December 31, 2012, the Company has 3,350,000 outstanding vested stock options to purchase shares of our common stock. Options to purchase 350,000 shares of our common stock were granted pursuant to the Providence Resources, Inc. 2008 Stock Option Plan, with an exercise price of $1.20 per share over a term of ten years from the date of each respective grant subject to the terms and conditions of the Plan and respective stock option agreements. The remaining 3,000,000 outstanding vested options to purchase shares of our common stock were granted pursuant to a stock option award agreement, with an exercise price of

$0.25 per share over a term of three years from the date of grant subject to the terms and conditions of the stock option award agreement.

Convertible Debentures and Notes

As of December 31, 2012, the Company had convertible debentures, issued as of November 30, 2010, to replace those issued on November 28, 2005, that bear interest at 10% per annum, permit the conversion of principal and interest into shares of common stock at any time on or before November 30, 2015, as follows:

Holder

Amount

Conversion

($)

Rate (Common

Shares)

Desmodio Management, Inc.

443,410

0.12

Capriccio Investments, Inc.

443,410

0.12

FE Global Convertible Investment Ltd. (assigned by “FE

1,410,422

0.12

Global Leveraged Investment Ltd.”)

FE Global Undervalued Investment Ltd.

287,250

0.12

Sunshine, Inc. (formerly “First Equity Bancorp Ltd.”)

114,900

0.12

FAGEB AG

1,149,001

0.12

Total

3,848,393

As of December 31, 2012 the Company’s outstanding secured convertible promissory notes are as follows:

Holder

Date Issued

Amount

Interest

Due Date

Conversion

($)

Rate

(Common

Shares)

Global Convertible Megatrend Ltd.

June 25, 2010

834,130

10%

June 25, 2015

0.12

Bluemont Investments Ltd.

August 27, 2010

266,200

10%

August 27, 2015

0.12

Global Project Finance AG *

May 31, 2010

1,331,000

10%

May 31, 2015

0.12

Global Convertible Megatrend Ltd.

August 8, 2010

1,863,000

10%

August 8, 2015

0.12

Golden Beach Company Ltd.

August 8, 2010

133,100

10%

August 8, 2015

0.12

CR Innovations AG*

August 8, 2010

798,600

10%

August 8, 2015

0.12

Global Project Finance AG*

August 8, 2010

532,400

10%

August 8, 2015

0.12

Global Undervalued Investment Ltd.

August 15, 2010

332,750

10%

August 15, 2015

0.12

FE Global Leveraged Investment Ltd.

August 15, 2010

332,750

10%

August 15, 2015

0.12

Miller Energy LLC

April 29, 2010

1,331,000

10%

April 29, 2015

0.12

Global Convertible Megatrend Ltd.

February 23, 2010

665,334

8%

February 23, 2015

0.12

Global Convertible Megatrend Ltd.

February 26, 2010

510,000

8%

February 26, 2015

0.12

FAGEB AG

March 4, 2010

622,401

8%

March 4, 2015

0.12

Global Convertible Megatrend Ltd.

March 4, 2010

530,847

8%

March 4, 2015

0.12

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

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Interwest Transfer, 1981 E. Murray-Holladay Road,

Holladay, Utah, 84117-5164. Interwest’s phone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 31, 2012, the Company authorized the issuance of 7,000,000 restricted common shares to certain persons or entities in exchange for $140,000 or $0.02 a share received throughout 2012 in reliance upon the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of

1933, as amended (“Securities Act”) as follows:

Name

Shares

Price Per Share

Consideration

Exemption

Project Global Finanze

2,500,000

$0.02

$50,000

Reg. 4(2)/S

Bruno Sauter

3,500,000

$0.02

$70,000

Reg. 4(2)/S

Christian Russenberger

1,000,000

$0.02

$20,000

Reg. 4(2)/S

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerese are financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United States at the time of the offering, and ensuring that the offerees to whom the securities were offered and authorized were non-U.S. offerees with addresses in foreign countries.

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

Discussion and Analysis

During the year ended December 31, 2012 the Company was involved in (i) seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells, (ii) negotiating with the owners of the leasehold acreage for either an extension or renewal of the Carson leases in Val

Verde County; and (iii) satisfying continuous public disclosure requirements.

The Company would like to complete its Carson 10-1 and Carson 12-1 wells in Val Verde County, Texas,

over the next twelve months subject to a renewal of the Carson leases and the availability of financing.

Efforts to complete the wells to date have been delayed pending the receipt of financing commitments and may now prove impossible in the event the Company is not able to renew the Carson leases. Should a renewal of the Carson leases be procured, reentry and completion of the existing well bores will require

$4,000,000 in funding. The Company does not have a commitment for this funding though management continues to seek out prospective investors and partners.

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

Results of Operations

Net Losses

For the period from re-entering the exploration stage on October 1, 2006 or inception until December 31,

2012, the Company incurred net losses of $57,080,934. Net losses for the year ended December 31, 2012,

were $1,696,586 as compared to $11,952,178 for the year ended December 31, 2011. The decrease in net losses over the comparable periods can be attributed primarily to the impairment of assets amounting to

$9,354,030 in the prior period associated with capital costs expended on the Val Verde County leases. We expect to continue to operate at a loss through fiscal 2013 due to the nature of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012, were $160,281 as compared to

$1,197,894 for the year ended December 31, 2011. The decrease in general and administrative expenses over the comparable periods can be primarily attributed to the decrease in stock compensation expense to

$0 in the current period from over $900,000 in the prior period. We expect that general and administrative expenses will remain relatively consistent until such time as financing is made available to continue with development activities.

Other Expense

Interest expense for the year ended December 31, 2012, increased to $1,536, 305 from $1,400,254 for the year ended December 31, 2011, in connection with outstanding convertible debt.

Impairment of capital assets for the year ended December 31, 2012, was $0 compared to $9,354,030 for the year ended December 31, 2011. The impairment  expenses in the prior period were  in connection with amounts expended on the development of the leases in Val Verde County.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit.

Capital Expenditures

The Company has spent significant amounts of capital for the period from inception to December 31, 2012,

on unproved oil and gas properties, pipeline construction, and related exploration costs though some amount of such prior oil and gas capital expenditures have since been impaired and expensed. Unimpaired unproved oil and gas property costs as of December 31, 2012 and 2011 were zero, respectively.

Liquidity and Capital Resources

The Company has been in the exploratory stage since inception and has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

The Company had a working capital deficit of $26,386 at December 31, 2012. Current assets were $25,096 in cash and $3,925 in prepaid expenses. Total assets were $1,054,021 including current assets, $1,000,000 in restricted cash held for the benefit of the owners of the Val Verde leasehold interests, and $25,000 held for the benefit of the Texas Railroad Commission. Current liabilities were $55,407, consisting solely of accounts payable. Total liabilities were $17,491,456 including current liabilities, accrued expenses of

$2,786,720, related party payables of $3,379,424, and long term debt of $11,269,905. Total stockholders’

deficit was $16,437,435 as of December 31, 2012.

For the period from inception of its current exploration stage until December 31, 2012, the Company’s cash flow used in operating activities was $4,794,049. Cash flow used in operating activities for the year ended

December 31, 2012, was $175,761 compared to $282,085 for the year ended December 31, 2011. The change in cash flow used in operating activities during the current period is primarily due to the increase in related party payables and accrued expenses. The Company expects to continue to use cash flow in operating activities until such time as it can generate revenue from operations.

For the period from inception of its current exploration stage until December 31, 2012, the Company’s cash flow used in investing activities was $5,598,654. Cash flow provided by investing activities for the year ended December 31, 2012 was zero compared to cash flow provided by investing activities of $25,000 for the year ended December 31, 2011. Cash flow provided by investing activities in the prior period can be attributed to that amount placed on deposit with the Texas Railroad Commission. The Company expects to use cash flow in investing activities in future periods in connection with oil and gas exploration.

For the period from inception of its current exploration stage until December 31, 2012, the Company’s cash flow provided by financing activities was $6,600,774. Cash flow provided by financing activities for the year ended December 31, 2012 was $190,000 compared to $267,200 for the year ended December 31,

2011. Cash flow provided by financing activities in the current period was from the issuance of common stock. The Company expects to continue to rely on cash flow provided by financing activities until such time as it can generate revenue from operations.

Our current assets are insufficient to conduct exploration and development activities over the next twelve

(12) months or to maintain operations. We need a minimum of $4,000,000 in debt or equity financing to fund the reentry and completion of the Carson 10-1 and Carson 12-1 in the event that we can renew the leases in Val Verde County. We may also require an additional $4,000,000 to fund the drilling of two additional wells on the Carson leases in order to renew the leases. However, we have no commitments or arrangements for either the first or second tier of these requisite financings, though our shareholders are the most likely source of loans or equity placements in order for us to maintain operations. Our inability to obtain financing to complete our development plan for the Carson leases will have a material adverse effect on our business operations.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have material commitments to the owners of the Val Verde County leases for future capital expenditures related to exploration activities which require us to drill two additional wells and produce commercial quantities of natural gas from the leases on or before February 28, 2013. The material commitment is approximately $8,000,000. Subsequent to period end, the leases expired. We are currently in the process of discussions to renew the leases.

We have no defined benefit plan except our 2008 Stock Option Plan and have no contractual commitment with our sole executive officer outside of a consulting agreement that is renewable on an annual basis.

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

Going Concern

The Company’s auditor expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities, and an accumulated deficit in the current exploration stage of $57,080,934 as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to address the Company’s ability to continue as a going concern includes the completion of private equity or debt offerings, procuring joint venture partners, the development of natural gas exploration activities to commercial production, and the conversion of outstanding debt to equity. The successful outcome of these activities cannot be determined at this time, and there is no assurance that, if achieved, we would then have sufficient funds to execute our intended business plan or generate positive operating results.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the year ended December

31, 2012 and 2011 included in this Form 10-K the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the United States of America.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the years ended December 31, 2012 and 2011 are attached hereto as F-1 through F-18.

PROVIDENCE RESOURCES, INC.

(An Exploratory Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Stockholders’ Deficit and Comprehensive Loss

F-5

Consolidated Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Providence Resources, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Providence  Resources,  Inc.  (an  exploration  stage company)  as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years ended December 31, 2012 and 2011, and for the period from October 1, 2006 (inception of exploration stage) to December 31, 2012. Providence Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our  opinion,  the  financial  statements  referred to above  present  fairly,  in all  material respects, the  consolidated  financial position of Providence Resources, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for  the  years  ended  December  31,  2012  and  2011,  and  for  the  period  October  1,  2006  (inception  of  exploration  stage)  to

December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MartinelliMick PLLC

Martinelli Mick PLLC

Spokane, WA

April 1, 2013

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

December 31,

December 31,

ASSETS

2012

2011

Current assets:

Cash

$

25,096      $

10,857

Prepaid expenses

3,925

-

Total current assets

29,021

10,857

Restricted cash

1,000,000

1,000,000

Deposit

25,000

25,000

Total assets

$

1,054,021      $

1,035,857

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable

$

55,407      $

58,003

Related party payables

-

8,960

Total current liabilities

55,407

66,963

Accrued expenses

2,786,720

1,557,635

Related party payables

3,379,424

3,072,203

Long-term debt

11,269,905

11,269,905

Total liabilities

17,491,456

15,966,706

Commitments and contingencies

-

-

Stockholders' deficit:

Providence Resources, Inc. stockholders' deficit:

Preferred stock, $.0001 par value, 25,000,000 shares

authorized, no shares issued and outstanding

-

-

Common stock, $.0001 par value, 250,000,000 shares

authorized, 24,846,586 and 15,346,586 shares issued and

outstanding, respectively

2,485

1,535

Additional paid-in capital

52,324,205

52,135,155

Accumulated deficit before current exploration stage

(11,834,164)

(11,834,164)

Deficit accumulated during the exploration stage

(57,080,934)

(55,384,348)

Total Providence Resources, Inc. stockholders' deficit

(16,588,408)

(15,081,822)

Non-controlling interest

150,973

150,973

Total stockholders' deficit

(16,437,435)

(14,930,849)

Total liabilities and stockholders' deficit

$

1,054,021      $

1,035,857

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and 2011 and Cumulative Amounts

Cumulative

2012

2011

Amounts

Revenues

$

-    $

-    $

-

General and administrative expenses

160,281

1,197,894

10,617,568

Loss from operations

(160,281)

(1,197,894)

(10,617,568)

Other income (expense):

Interest income

-

-

144,450

Interest expense

(1,536,305)

(1,400,254)

(15,724,564)

Impairment of capital assets

-

(9,354,030)

(32,251,552)

Debt extinguishment and conversion income

-

-

195,337

Gain on sale of assets

-

-

1,119,109

(1,536,305)

(10,754,284)

(46,517,220)

Loss before income taxes

(1,696,586)

(11,952,178)

(57,134,788)

Provision for income taxes

-

-

-

Net loss

(1,696,586)

(11,952,178)

(57,134,788)

Net loss attributable to the non-controlling interest

-

-

53,854

Net loss attributable to Providence Resources, Inc.    $

(1,696,586)    $      (11,952,178)    $      (57,080,934)

Loss per common share -

basic and diluted

$

(0.10)    $

(0.83)

Weighted average common shares outstanding -

basic and diluted

16,330,193

14,387,682

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

January 1, 2006 to December 31, 2012

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

6,761,584)

Other comprehensive income -

cumulative foreign translation

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

642,590

864

40,051,393

-

-

14,560

(11,834,164)

(4,080,520)

24,152,133

Comprehensive loss:

Net loss

-

-

-

-

-

-

-

(22,284,795)

(22,284,795)

Other comprehensive income -

cumulative foreign translation

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

January 1, 2006 to December 31, 2012

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

(11,834,164)

(40,979,617)

(2,262,690)

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

January 1, 2006 to December 31, 2012

Accumulated

Deficit

Accumulated

Deficit Before

Accumulated

Additional

Deferred

Other

Current

During the

Common Stock

Paid-in

Subscription

stock

Comprehensive

Exploration

Exploration

Shares

Amount

Capital

Receivable

compensation

Income

Stage

Stage

Total

Forward Balance at December

31, 2009

10,412,030

1,041

50,847,072

-

(297,022)

-

(11,834,164)

(40,979,617)

(2,262,690)

Stock compensation – stock

options

-

-

-

-

225,327

-

-

-

225,3273

Purchase and retirement of

common stock

(204,438)

(20)

(99,980)

-

-

-

-

-

(100,000)

Issuance of common stock for

cash and subscription

3,750,000

375

299,625

(142,200)

-

-

-

-

157,800

Rounding due to reverse stock

split

105

-

-

-

-

-

-

-

-

Net loss

-

-

-

-

-

-

-

(2,452,553)

(2,452,553)

Balance at December 31, 2010

13,957,697

1,396

51,046,717

(142,200)

(71,695)

-

(11,834,164)

(43,432,170)

(4,432,116)

Stock compensation – stock

options

-

-

741,355

-

71,695

-

-

-

813,050

Collection of stock

subscription receivable

-

-

-

142,200

-

-

-

-

142,200

Issuance of common stock for

cash and services

1,388,889

139

347,083

-

-

-

-

-

347,222

Net loss

-

-

-

-

-

-

-

(11,952,178)

(11,952,178)

Balance at December 31, 2011

15,346,586

1,535

52,135,155

-

-

-

(11,834,164)

(55,384,348)

(15,081,822)

Issuance of common stock for

cash

9,500,000

950

189,050

-

-

-

-

-

190,000

Net loss

-

-

-

-

-

-

-

(1,696,586)

(1,696,586)

Balance at December 31, 2012

24,846,586    $

2,485     $

52,324,205   $

-     $

-     $

-     $

(11,834,164)    $      (57,080,923)     $     (16,588,408)

The accompanying notes are an integral part of these consolidated financial statements.

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011 and Cumulative Amounts

Cumulative

2012

2011

Amounts

Cash flows from operating activities:

Net loss

$

(1,696,586)    $

(11,952,178)    $

(57,080,934)

Adjustments to reconcile net loss to net cash

used in operating activities:

Shares and options issued for services

-

1,035,272

3,621,419

Shares issued for debt and accrued interest

-

-

4,792,207

Amortization of conversion rights on debt

-

-

4,671,394

Depreciation, amortization, and impairment

-

9,354,030

32,351,685

Non-controlling interest

-

-

(53,854)

Gain from debt extinguishments

-

-

(406,452)

Gain on sale of assets

-

-

(1,119,109)

Allowance for losses on receivables, net

-

-

33,123

(Increase) decrease in:

Receivables and prepaid expenses

(3,925)

-

437,767

Inventory

-

-

374,515

Deposit

-

(25,000)

(25,000)

Increase (decrease) in:

Accounts payable

(2,596)

(9,222)

1,368,198

Accrued expenses

1,229,085

1,120,962

5,711,480

Related party payables

298,261

194,051

529,512

Net cash used in operating activities

(175,761)

(282,085)

(4,794,049)

Cash flows from investing activities:

Restricted cash

-

25,000

(1,000,000)

Acquisition of property and equipment and

intangibles

-

-

(12,131,455)

Proceeds from sale of assets

-

-

7,212,800

Payments received on notes receivable

-

-

316,877

Issuance of notes receivable

-

-

3,124

Net cash provided by investing activities

-

25,000

(5,598,654)

Cash flows from financing activities:

Proceeds from long-term debt

-

-

5,700,000

Issuance of common stock

190,000

125,000

709,500

Collection of stock subscription

-

142,200

142,200

Purchase of common stock

-

-

(100,000)

Commissions paid to raise convertible

debentures

-

-

75,000

Minority investment in subsidiary

-

-

136,915

Payments on long-term debt

-

-

(62,841)

Net cash provided by financing activities

190,000

267,200

6,600,774

Net increase (decrease) in cash

14,239

10,115

(3,791,929)

Cash, beginning of period

10,857

742

3,817,025

Cash, end of period

$

25,096    $

10,857    $

25,096

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

13,341 gross acres of oil and gas leases in Val Verde County, Texas. Subsequent to period end, the leases expired. The Company is in negotiations with the land owners to renew the leases.

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

No costs related to production, general corporate overhead, or similar activities have been capitalized. As of

December 31, 2012 and 2011, the Company has no capitalized costs of unproved properties acquired and related exploration costs. Leasehold costs are depleted based on the units-of-production method based on estimated proved reserves. No proven reserves currently exist for the Company and therefore no depletion has been taken as of December 31, 2012 and 2011.

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

December 31, 2012, management did not identify any uncertain tax positions. The tax years previous to

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive. In 2012 and 2011, the Company’s common stock equivalents were antidilutive.

Common stock equivalents that could potentially dilute earnings per share in the future are the common stock options and warrants and convertible debts representing approximately 148,000,000 and 103,000,000 shares as of December 31, 2012 and 2011, respectively.

Reclassifications

Certain amounts for 2011 have been reclassified to conform to the 2012 presentation, with no resulting effect to net loss, accumulated deficit, or earnings per share amounts.

Note 2 – Going Concern

As of December 31, 2012, the Company’s anticipated revenue generating activities have not begun and the

Company has negative cash flows from operations, has incurred significant losses since inception, has negative working capital, and has an accumulated deficit in the current exploration stage of over

$57,000,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

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

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 3 – Restricted Cash

During 2010, PRE extended its Carson acreage leases until February 28, 2013 (see Note 15). The extension obligates PRE to drill two additional wells on the Carson acreage. PRE can secure the leases past February

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

As of December 31, 2012 no funds had been drawn against this letter of credit.

During 2010, the Company arranged a $25,000 letter of credit with the same bank by collateralizing the first

$25,000 in PRI’s checking account for the benefit of PRT to be qualified as an oil and gas wells operator with the Texas Railroad Commission. During 2011, these funds were transferred to an escrow account administered by the Texas Railroad Commission. As of December 31, 2012 the balance of this letter of credit was $25,000 (see Note 4).

Note 4 – Deposit

The deposit consists of $25,000 held in escrow by the Texas Railroad Commission for the benefit of PRT as the operator of PRE’s wells.

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

Note 6 – Long-Term Debt

Convertible Debentures

The Company issued six convertible debentures for the total principal sum of $3,848,393 due in full with accrued interest on November 15, 2015. The debentures bear interest at 10% per annum, and have the option to convert all or part of the principal and accrued interest into common shares of the Company at approximately $0.12 per share at any time prior to maturity. The convertible debentures are secured by substantially all of the Company’s assets.

Convertible debentures consist of:

2012

2011

Total convertible debentures

$

3,848,393

3,848,393

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 6 – Long-Term Debt (continued)

Long-Term Convertible Promissory Notes

Long-term convertible promissory notes consist of:

2012

2011

Convertible Promissory Notes Payable – most are

secured, and some are unsecured notes with carried

interests, maturing between February 2015 and August

2015, including interest ranging from 8% to 10%, and

convertible at approximately $0.12 per common share,

and with anti-dilution features.

$

7,421,512

7,421,512

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

Summary

A summary of long-term debt is as follows:

2012

2011

Convertible debentures

$

3,848,393

3,848,393

Long-term convertible promissory notes

7,421,512

7,421,512

$

11,269,905

11,269,905

Accrued interest related to long-term debts is included with Accrued Expenses on the balance sheets and amounts to $2,786,720 and $1,557,635 as of December 31, 2012 and 2011, respectively.

Note 7 – Related Party Transactions

The Company has an agreement with Nora Coccaro, the Company’s chief executive officer, for consulting services. The agreement has an automatic renewal provision unless terminated by either party. During the years ended December 31, 2012 and 2011, the Company recognized consulting expense of $54,000 and

$96,240 respectively.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 8 – Related Party Payables

Related party payables consist of:

2012

2011

Convertible Promissory Notes Payable - secured,

maturing between May 2015 and August 2015,

including interest at 10%, and convertible at

approximately $0.12 per common share, and with

anti-dilution features

$

2,662,000

2,662,000

Accrued interest on related party convertible

promissory notes payable

717,424

410,203

Amounts due to the CEO of the Company for

consulting fees

-

8,960

3,379,424

3,081,163

Less current portion

-

(8,960)

$

3,379,424

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

Note 9 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

2012

2011

Interest

$

-

-

Income tax

$

-

-

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 10 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

Years Ended December 31,

Cumulative

2012

2011

Amounts

Federal tax benefit at statutory rate

$

(577,000)

(4,064,000)

(18,577,000)

Change in valuation allowance

577,000

4,064,000

18,577,000

$

-

-

-

Deferred tax assets are as follows:

2012

2011

Start-up costs

$

510,000

450,000

Net operating loss carryforwards

1,700,000

1,700,000

Accrual to cash basis adjustment

(479,000

(474,000)

Impairment of assets

11,000,000

11,000,000

Stock based compensation

1,231,000

1,231,000

Non-deductible interest expense

4,615,000

4,093,000

Valuation allowance

(18,577,000)

(18,000,000)

$

-

-

The Company has net operating loss carryforwards of approximately $5,000,000, which begin to expire in the year 2014. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 11 – Preferred Stock

The Company’s preferred stock may have such rights, preferences, and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December

31, 2012 and 2011.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 12 – Common Stock Options

In applying the Black-Scholes methodology to the options granted during 2011 the Company used the following assumptions:

Risk-free interest rate

2.23%

Expected life of options

3 years

Expected price volatility

290%

Dividend rate

-

Common stock options are as follows:

Exercise

Number of

Price Per

Options

Share

Outstanding at January 1, 2011

1,933,333

$1.20 - 1.80

Cancelled

(1,583,333)

1.20

Granted, vested, and excercisable

3,000,000

0.25

Outstanding at December 31, 2012 and 2011

3,350,000

$0.25 - 1.20

The  following  table  summarizes  information  about  common  stock  options  outstanding  at  December  31,

2012:

Outstanding

Exercisable

Exercise Price

Number

Weighted

Weighted

Number

Weighted

Range

Outstanding

Average

Average

Exercisable

Average

Remaining

Exercise Price

Exercise

Contractual

Price

Life (Years)

$0.25

3,000,000

1.3

$0.25

3,000,000

$0.25

$1.20

350,000

6.0

$1.20

350,000

$1.20

$0.25 - 1.20

3,350,000

1.8

$0.35

3,350,000

$0.35

The  weighted  average  estimated  grant  date  fair  value  of  the  stock  options  granted  during  2011  was approximately $0.25 per share.

Note 13 – Commitments and Contingencies

The Company has a royalty commitment of 25% of net revenue on certain oil and gas leases.

PROVIDENCE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14 — Fair Value of Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2012 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

Note 15 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed in the following paragraph.

The Company’s oil and gas leases expired on their terms on February 28, 2013. The Company is seeking to renew the leases and avoid the forfeiture of $1,000,000 (see Note 3).

Note 16 – Recent Accounting Pronouncements

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

(GAAP).  Internal control over financial reporting includes those policies and procedures that:

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,

use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated

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

   lack of an audit committee due to a lack of a majority of outside directors, resulting in ineffective oversight in the monitoring of required internal controls over financial reporting;

    inadequate segregation of duties consistent with control objectives since the responsibilities associated with the offices of chief executive officer, chief financial officer and principal accounting officer are assumed by one individual.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2012.

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

     segregate the duties of chief executive officer and chief financial officer/principal accounting officer consistent with our control objectives; and

     appoint outside directors to our board in order to form an audit committee that will undertake oversight in monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Year

Positions Held

Elected/Appointed

Markus Müller

54

2003

Chairman of the board of directors

Nora Coccaro

56

1999

CEO, CFO, PAO and director

Christian Russenberger

44

2008

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

Other Public Company Directorships in the Last Five Years:

None.

Nora Coccaro was appointed to the Company’s board of directors and as chief executive officer, chief financial officer and principal accounting officer on November 16, 1999. She resigned from her executive positions on July 2, 2007 to serve as vice-president of corporate affairs. Ms. Coccaro was reappointed as chief executive officer, chief financial officer and principal accounting officer on December 12, 2013 on the resignation of Mr. Russenberger. She estimates that she spends approximately 30 percent of her time,

approximately 15 hours per week, on the Company’s business.

Business Experience:

Ms. Coccaro has been involved in the management of Canadian and US public entities for over 20 years having served in a variety of capacities to ensure orderly governance. Between September 1998 and

December 2005 Ms. Coccaro acted as the Consul of Uruguay to Western Canada.

Officer and Director Responsibilities and Qualifications:

Ms. Coccaro is responsible for the overall management of the Company and is responsible for its day-to-day operations, finance and administration.

Ms. Coccaro attended medical school at the University of Uruguay.

Other Public Company Directorships in the Last Five Years:

None.

Christian Russenberger was appointed to the Company’s board of directors on March 31, 2008 and as chief executive officer, chief financial officer and principal accounting officer on April 14, 2011 from which positions he resigned on December 10, 2012. He estimates that he spends approximately 10 percent of his time, approximately 5 hours per week, on the Company’s business.  Mr. Russenberger also has significant responsibilities with other companies, as detailed in the following paragraph.

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

Mr. Russenberger is responsible for overseeing management of the Company.

Mr. Russenberger graduated from Realgymnasium Raemibuehl Zurich with a college degree and then from the SIB Juventus Zurich with a Bachelor of Science in Business Administration.

Other Public Company Directorships in the Last Five Years:

None.

No persons other than executive officers or directors of the Company are expected to make any significant contributions to management.

Term of Office

Our directors were elected for staggered terms of one (1) year, two (2) years and three (3) years to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers hold office at the discretion of the board of directors.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are unaware persons who,

during the period ended December 31, 2012, failed to file, on a timely basis, reports required by Section

16(a) of the Securities Exchange Act of 1934 except as follows:

     Mr. Russenberger, a director, failed to file either a Form 4 or Form 5 in connection with his subscription for shares of the Company’s common stock both directly and indirectly through an entity owned by Mr. Russenberger.

     Bruno Sauter, a greater than 10% shareholder, failed to file a Form 3 or Form 5 in connection with his subscription for shares of the Company’s common stock.

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

Director Compensation

Our directors are currently not reimbursed for out-of-pocket costs incurred in attending meetings and are not compensated for services as a director. The Company has compensated directors in the past and may adopt additional provisions for compensating directors for their services in the future.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our chief executive officer has an employment agreement with the Company though she does have a consulting agreement dated March 16, 2000, that is renewable on an annual basis, pursuant to which compensation is paid in the form of a monthly fee. The compensation package is deemed appropriate for our sole executive officer and was determined in accordance with compensatory packages similar to other development stage companies. While have determined that our current approach to compensation is appropriate at this time though we expect to expand our compensation program at some future time to include a salary, benefits and participation in a stock option plan. The Company’s former chief executive officer served without compensation throughout the relevant periods in view of fiscal constraints.

For the year ended December 31, 2012 $54,000 was paid  through monthly installments to retain our executive officer in her prior position of vice-president of corporate affairs as compared to $96,240 for the year ended December 31, 2011. The decrease in compensation over the comparative periods is attributed to declining activity in the field and fiscal constraints The Company does not expect to enter into an employment agreement with its chief executive officer in the near term and believes that the level of compensation evident in 2012 will remain consistent over the next twelve months or until such time as sufficient funding is realized to return to oil and gas development efforts.

Tables

The following table provides summary information for the years 2012 and 2011 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officers,

and (ii) any other employee to receive compensation in excess of $100,000.

Executive’s Summary Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards

Awards

Incentive Plan

Pension Value

Compensation

($)

Position

($)

($)

Compensation      and Nonqualified

($)

($)

Deferred

Compensation

($)

Christian

2012

-

-

-

-

-

-

-

-

Russenberger    2011

-

-

-

-

-

-

-

-

former CEO,

CFO, PAO

and director†

Gilbert

2012

-

-

-

-

-

-

-

-

Burciaga:

2011

-

-

-

741,355

-

-

-

741,355

former CEO,

CFO, PAO

and director*

Nora

2012

54,000

-

-

-

-

-

-

54,000

Coccaro:

2011

96,240

-

-

-

-

-

-

96,240

current

CEO, CFO,

PAO and

director

†  Resigned as an officer on December 10, 2012.

* Resigned as an officer and director on April 14, 2011.

The following table provides summary information for the year ended December 31, 2012, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of

$100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

incentive

Equity

Equity

plan

incentive

incentive

Number      Market

awards:

plan awards:

plan

of

value of      number of

market or

awards:

shares

shares

unearned

payout value

Number of

Number of

number of

or units      or units

shares,

of unearned

securities

securities

securities

of stock      of stock

units or

shares, units

underlying

underlying

underlying

that

that

other

or other

unexercised      unexercised

unexercised      Option

have

have

rights that

rights that

options

options

unearned

exercise

Option

not

not

have not

have not

(#)

(#)

options

price

expiration

vested

vested

vested

vested

Name

exercisable     unexercisable

(#)

($)

date

(#)

(#)

(#)

($)

Christian

Russenberger*

116,667

-

-

1.20

December

15, 2018

-

-

-

-

Nora Coccaro

91,667

-

-

1.20

December

15, 2018

-

-

-

-

*Mr. Russenberger resigned on December 10, 2012.

We have no agreement that provides for payments to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of the Company or a change in our executive officer's responsibilities following a change in control.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The following table provides summary information for the year ended December 31, 2012 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of its directors.

Summary Compensation Table

Name

Fees earned or

Stock

Option

Non-equity

Nonqualified

All other

Total

paid in cash

awards

Awards

incentive plan

deferred

compensation

($)

($)

($)

($)

compensation

compensation

($)

($)

($)

-

-

-

-

-

-

-

Markus Müller

Christian

Russenberger

-

-

-

-

-

-

-

Nora Coccaro

-

-

-

-

-

-

-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 24,846,586 shares of common stock issued and outstanding as of December 31, 2012 with respect to: (i) all directors;

(ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

Names and Addresses of Managers and

Title of

Beneficial Owners

Class

Number of Shares

Percent of

Class

Christian Russenberger,* director

5,030,834

Meierhofrain 36, CH-8820

Common

(116,667 options and

Wädenswil, Switzerland

22,183,333 convertible

20.2%

shares)

Markus Müller, director

Bleicherweg 66, CH-8022

Common

2,794,620

Zurich, Switzerland

(116,667 options)

11.2%

Nora Coccaro, CEO, CFO, PAO and director

Rio Negro 1245, Apartment 102

Common

75,587

Postal Code 1100, Montevideo, Uruguay

(91,667 options)

< 0.1%

Officer and directors (three) as a group

Common

7,901,041

31.4%

Bruno Sauter

LM Leeacher 3, CH-8123

Common

3,500,000

14.1%

Ebmantingen, Switzerland

*  Christian Russenberger is the owner of 2,347,500 common shares and 116,667 options and is considered the beneficial owner of (i) 2,683,334 common shares and $1,863,400 in debt convertible into 15,528,333 common shares held by Global Project

Finance AG and (ii) $798,600 in debt convertible into 6,665,000 common shares held by CR Innovations AG.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following consulting fees and stock subscriptions:

     Nora Coccaro, our chief executive officer and a director, pursuant to a consulting agreement realized $54,000 in consulting fees for the year ended December 31, 2012.

     Christian Russenberger, a director, pursuant to a subscription agreement, acquired 1,000,000 shares of our common stock.

     Christian Russenberger, a director and beneficial owner of Global Project Finanze AG, pursuant to a subscription agreement, acquired 2,500,000 shares of our common stock.

     Bruno Sauter, a shareholder holding in excess of 5% of the voting rights in our stock, pursuant to a subscription agreement, acquired 3,500,000 shares of our common stock.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Although neither of Mr. Russenberger or Mr. Müller are executive officers or employees the number of financing transactions between the Company and entities managed by either Mr. Russenberger or Mr. Müller, preclude their acting as independent directors. Therefore, we do not believe that our board of directors includes any independent directors.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

MartinelliMick PLLC (“Martinelli”) provided audit services to the Company in connection with its annual reports for the fiscal years ended December 31, 2012 and December 31, 2011. The aggregate fees billed by

Martinelli for the audit of our annual financial statements and the review of our quarterly financial statements in 2012 were $ xxxxx and in 2011 were $ xxxxxx.

Audit Related Fees

Martinelli billed to the Company no fees in 2012 or 2011 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Martinelli billed to the Company no fees in 2012 or 2011 for professional services rendered in connection with the preparation of our tax returns for the periods.

All Other Fees

Martinelli billed to the Company no fees in 2012 or 2011 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by

Martinelli, as detailed above, were pre-approved by our board of directors. Our independent auditors,

Martinelli, performed all work using only their own full-time permanent employees.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-18, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2012 and 2011:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Deficit and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 38 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any additional financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or accompanying notes.

SIGNATURES

Providence Resources, Inc.

Date

/s/ Nora Coccaro

April 1, 2013

By: Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal

Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Markus Müller

April 1, 2013

Markus Müller

Director

/s/ Nora Coccaro

April 1, 2013

Nora Coccaro

Chief Executive Officer, Chief Financial Officer

Principal Accounting Officer and Director

/s/ Christian Russenberger

April 1, 2013

Christian Russenberger

Director

INDEX TO EXHIBITS

Exhibit

Description

3.1.1*

Articles of Incorporation (incorporated by reference from the Form 10-SB filed with the

Commission on April 17, 2000).

3.1.2 +3*

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

10 .3*

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

38