Form 10-Q
period 2013-03-31
PROVIDENCE RESOURCES INC
filed 2013-05-20
CIK 1112064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

598 94 74 82 67

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

Act). Yes ☐  No ☑

Indicate  the  number  of  shares  outstanding  of  each  of  the  issuer’s  classes  of  common  stock,  as  of  the  latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.0001  par  value  (the  only class of voting stock), at May 17, 2013, was 24,846,586.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets as of March 31, 2013 (Unaudited)  and December 31,

4

2012

Unaudited Consolidated Statements of Operations for the three  month periods

5

ended March 31, 2013 and 2012 and cumulative amounts since inception

Unaudited  Consolidated Statements of Cash Flows for the three month periods

6

ended March 31, 2013 and 2012 and cumulative amounts since inception

Notes to Unaudited  Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

11

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.

Controls and Procedures

16

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Mine Safety Disclosures

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

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31,

December 31,

2013

2012

ASSETS

(Unaudited)

(Audited)

Current assets:

Cash

$

3,987    $

25,096

Restricted cash for lease obligation

1,000,000

-

Prepaid expenses

1,125

3,925

Total current assets

1,005,112

29,021

Restricted cash

-

1,000,000

Deposit

25,000

25,000

Total assets

$

1,030,112    $

1,054,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable

$

58,891    $

55,407

Lease obligation payable

1,000,000

-

Total current liabilities

1,058,891

55,407

Accrued interest expense

3,108,538

2,786,720

Related party payables

3,458,846

3,379,424

Long-term debt

11,269,905

11,269,905

Total liabilities

18,896,180

17,491,456

Commitments and contingencies

-

-

Stockholders' deficit:

Providence Resources, Inc. stockholders' deficit:

Preferred stock, $.0001 par value, 25,000,000 shares

authorized, no shares issued and outstanding

-

-

Common stock, $.0001 par value, 250,000,000 shares

authorized, 24,846,586 issued and outstanding

2,485

2,485

Additional paid-in capital

52,324,205

52,324,205

Accumulated deficit before current exploration stage

(11,834,164)

(11,834,164)

Deficit accumulated during the exploration stage

(58,509,567)

(57,080,934)

Total Providence Resources, Inc. stockholders' deficit

(18,017,041)

(16,588,408)

Non-controlling interest

150,973

150,973

Total stockholders' deficit

(17,866,068)

(16,437,435)

Total liabilities and stockholders' deficit

$

1,030,112    $

1,054,021

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012 and Cumulative Amounts

Cumulative

2013

2012

Amounts

(Unaudited)

(Unaudited)

(Unaudited)

Revenues

$

-    $

-    $

-

Lease obligation expense

1,000,000

-

1,000,000

General and administrative expenses

27,393

39,280

11,644,961

Loss from operations

(1,027,393)

(39,280)

(11,644,961)

Other income (expense):

Interest income

-

-

144,450

Interest expense

(401,240)

(365,691)

(16,125,804)

Impairment of capital assets

-

-

(32,251,552)

Debt extinguishment and conversion income

-

-

195,337

Gain on sale of assets

-

-

1,119,109

(401,240)

(365,691)

(46,918,460)

Loss before income taxes

(1,428,633)

(404,971)

(58,563,421)

Provision for income taxes

-

-

-

Net loss

(1,428,633)

(404,971)

(58,563,421)

Net loss attributable to the non-controlling interest

-

-

53,854

Net loss attributable to Providence Resources, Inc.     $

(1,428,633)    $

(404,971)    $

(58,509,567)

Loss per common share -

basic and diluted

$

(0.06)    $

(0.03)

Weighted average common shares outstanding -

basic and diluted

24,846,586

15,346,586

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012 and Cumulative Amounts

Cumulative

2013

2012

Amounts

(Unaudited)

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$

(1,428,633)     $

(404,971)     $

(58,509,567)

Adjustments to reconcile net loss to net cash

used in operating activities:

Shares and options issued for services

-

-

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

2,800

-

440,567

Inventory

-

-

374,515

Deposit

-

-

(25,000)

Increase (decrease) in:

Accounts payable

3,484

20,877

1,371,682

Lease obligation payable

1,000,000

-

1,000,000

Accrued interest expense

321,818

293,489

6,033,298

Related party payables

79,422

82,987

608,934

Net cash used in operating activities

(21,109)

(7,618)

(4,815,158)

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

709,500

Collection of stock subscription

-

-

142,200

Purchase of common stock

-

-

(100,000)

Commissions paid to raise convertible debentures

-

-

75,000

Minority investment in subsidiary

-

-

136,915

Payments on long-term debt

-

-

(62,841)

Net cash provided by financing activities

-

-

6,600,774

Net decrease in cash

(21,109)

(7,618)

(3,813,038)

Cash, beginning of period

25,096

10,857

3,817,025

Cash, end of period

$

3,987     $

3,239     $

3,987

The accompanying notes are an integral part of these financial statements

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

CCP had no activity during 2012. PRT has been without operations since inception.

PRE has been involved in exploration activities for the recovery of oil or natural gas products from the

Ellenberger carbonate, Strawn carbonate, and Pennsylvanian-Wolfcamp sandstone reservoirs underlying approximately 13,341 gross acres of oil and gas leases in Val Verde County, Texas, known as the Carson leases. The Carson leases expired in February of 2013. The Company is in the process of negotiating a new lease with the owners of the Carson leases.

The Company is an exploration stage company as defined by applicable accounting standards.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012, filed with the

Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2013.

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 2 – Going Concern

As of March 31, 2013, the Company’s anticipated revenue generating activities have not begun and the

Company has negative cash flows from operations, has incurred significant losses since inception, has negative working capital, and has an accumulated deficit in the current exploration stage of over

$58,000,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets that might be necessary if the Company is unable to continue as a going concern.

The Company will require additional funding over the next twelve months in the form of debt or equity financing. However, the Company has no financing in place and has no assurance that it will be able to generate funding sufficient to fund business operations. Unless the Company is able to generate funding in the near term, its ability to continue as a going concern will be in doubt.

Note 3 – Restricted Cash

During 2010, PRE extended its Carson leases until February 28, 2013. The extension obligated PRE to drill two additional wells on the Carson acreage. PRE could secure the leases past February 28, 2013 with continuous development of the acreage.  Per the leases’ terms, PRE has deposited $1,000,000 with a bank, and these funds must be held in escrow until the Company drills the two additional wells. If the

Company fails to drill the two additional wells and the leases expire, the Company must release the funds held in escrow to Carson. The Carson leases have expired on their terms and the Company has recorded an expense of $1,000,000 and a corresponding liability.

As of March 31, 2013, the escrow funds remain in the bank account of the Company.

Note 4 – Related Party Transactions

The Company has an agreement with Nora Coccaro, the Company’s chief executive officer, for consulting services. The agreement has an automatic renewal provision unless terminated by either party.

During the three month periods ended March 31, 2013 and 2012, the Company recognized consulting expense of $9,000 and $18,000 respectively.

Note 5 – Long-Term Debt

During the three months ended March 31, 2013 and 2012, the Company recorded additional accrued interest and interest expense of $321,818 and $293,489, respectively, related to outstanding long-term debt obligations and prior related accrued interest totaling approximately $14,000,000

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 6 – Related Party Payables

Related party payables consist of:

2013

2012

Convertible Promissory Notes Payable - secured,

maturing between May 2015 and August 2015,

including interest at 10%, and convertible at

approximately $0.10 per common share, and with

anti-dilution features

$

2,662,000    $

2,662,000

Accrued interest on related party convertible

promissory notes payable

796,846

717,424

3,458,846

3,379,424

Less current portion

-

-

$

3,458,846    $

3,379,424

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

2013

2012

Interest

$

-

-

Income tax

$

-

-

PROVIDENCE RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

1, 2013. In January and February 2013, the Financial Accounting Standards Board (FASB) issued

Accounting Standards Updates (ASU) No. 2013-01 and No. 2013-03, respectively, and both were titled

“Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”; as clarifications of ASU

2011-11. The Company has evaluated the impact of the adoption of ASU’s 2011-04, 2013-01, and 2013-

02 on its financial position, results of operations, and disclosures and determined there is no current effect.

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

All information presented herein is based on the three month period ended March 31, 2013.

During the three months ended March 31, 2013 the Company was involved in (i) seeking out prospective financing or joint venture partners to fund the completion of the Val Verde County wells, (ii) negotiating with the owners of the leasehold acreage for either an extension or renewal of the Carson leases in Val

Verde County; and (iii) satisfying continuous public disclosure requirements.

The Company would like to complete its Carson 10-1 and Carson 12-1 wells in Val Verde County, Texas,

over the next twelve months subject to a renewal of the Carson leases and the availability of financing.

The Carson leases expired in February of 2013. Efforts to complete the wells to date have been delayed pending the receipt of financing commitments and may now prove impossible in the event the Company is not able to renew the Carson leases. Should a renewal of the Carson leases be procured, reentry and completion of the existing well bores will require $4,000,000 in funding. The Company does not have a commitment for this funding though management continues to seek out prospective investors and partners.

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

Results of Operations

Net Losses

For the period from re-entering the current exploration stage on October 1, 2006 or inception until March

31, 2013, the Company incurred net losses of $58,509,567. Net losses for the three months ended March

31, 2012 were $1,428,633 as compared to $404,971 for the three months ended March 31, 2012. The increase in net losses over the comparable periods can be attributed primarily to the $1,000,000 expense accrued on the expiration of the Carson leases that created an obligation to release a corresponding amount from funds held in escrow. We expect to continue to operate at a loss through 2013 due to the suspension of our exploration and development activities and cannot determine whether we will ever generate revenue from operations.

Lease Obligation Expense

A lease obligation expense of $1,000,000 was recognized in the three months ended March 31, 2013 as compared to zero in the three months ended March 31, 2012. The non-reoccurring lease obligation expense can be attributed to the terms and conditions of the agreement with the owners of the Carson leases that provides, in part, that in the event the leases expire without the fulfillment of certain drilling obligations an amount of $1,000,000 held in escrow for the benefit of the owners of the Carson leases be released in lieu of performance. Since the Carson leases expired in February of 2013 unfulfilled, the

Company is obligated to release the funds held in escrow for this purpose.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $27,393 as compared to $39,280 for the three months ended March 31, 2012. The decrease in general and administrative expenses over the comparable three month periods can be attributed decreases in consulting expenses professional fees and stock compensation expense. General and administrative expenses include accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We expect that general and administrative expenses will remain relatively consistent in future periods until such time as the Company resumes oil and gas exploration activities.

Other Expense

Interest expense for the three months ended March 31, 2013 increased to $401,240 from $365,691 for the three months ended March 31, 2012. We expect that interest expense will continue to increase in future periods.

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

Liquidity and Capital Resources

The Company has been in the exploratory stage since re-entering the current exploration stage and has experienced significant changes in liquidity, capital resources, and stockholders’ equity. The Company had a working capital deficit of $53,779 at March 31, 2013. Current assets were $3,987 in cash, prepaid expenses of $1,125 and restricted cash of $1,000,000 held by the Company for the benefit of the owners of the Carson leases. Total assets were $1,030,112 including current assets, and $25,000 held for the benefit of the Texas Railroad Commission to secure remediation of well sites. Current liabilities were

$1,058,891, consisting of accounts payable and accrued expenses of $58,891 and $1,000,000 in funds held for release from escrow. Total liabilities were $18,896,180 including current liabilities, accrued interest expense of $3,108,538, related party payables of $3,458,846, and long term debt of $11,269,905.

Total stockholders’ deficit was $17,866,068 as of March 31, 2013.

For the period from inception of its current exploration stage until March 31, 2013, Company cash flow used in operating activities was $4,815,158. Cash flow used in operating activities for the three month period ended March 31, 2013, was $21,109 as compared to $7,618 for the three month period ended

March 31, 2012. The change in cash flow used in operating activities can be attributed to the differences in prepaid expenses, accrued interest expense, accounts payable and accrued expenses, and related party payables over the respective periods.  The Company expects to continue to use cash flow in operating activities until such time as it can generate revenue from operations.

For the period from inception of its current exploration stage until March 31, 2013, the Company’s cash flow used in investing activities was $5,598,654. Cash flow used by investing activities for the respective three month periods ended March 31, 2013 and March 31, 2012 was zero. The Company expects to use cash flow in investing activities in future periods in connection with the further development of the

Carson leases.

For the period from inception of its current exploration stage until March 31, 2013, the Company’s cash flow provided by financing activities was $6,600,774. Cash flow provided by financing activities for the respective three month periods ended March 31, 2013 and March 31, 2012 was zero. The Company expects to continue to rely on cash flow provided by financing activities until such time as it can generate revenue from operations.

Our current assets are insufficient to conduct exploration and development activities over the next twelve

(12) months or to maintain operations. We need a minimum of $4,000,000 in debt or equity financing to fund the reentry and completion of the Carson 10-1 and Carson 12-1 wells in the event that we can renew the leases in Val Verde County. We may also require an additional $4,000,000 to fund the drilling of two additional wells on the Carson leases to renew the leases. However, we have no commitments or arrangements for either the first or second tier of these requisite financings, though our shareholders are the most likely source of loans or equity placements in order for us to maintain operations. Our inability to obtain financing to complete our development plan for the Carson leases will have a material adverse effect on our business operations.

We have no intention of paying cash dividends in the foreseeable future.

We have no lines of credit or other bank financing arrangements in place.

We have material commitments to the owners of the Val Verde County leases since the expiration date though we are in the process of discussions to renew the leases and those commitments attendant thereto.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the Company for the years ended

December 31, 2012 and 2011, included on Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
  cratering, explosions and fires;
  pipe failure;
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

  “boilerroom” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

  excessive and undisclosed bid-ask differentials and mark ups by selling broker-dealers; and

  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

/s/ Nora Coccaro

May 17, 2013

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